Form 10-Q
period 2012-01-31
Darkstar Ventures, Inc.
filed 2012-03-14
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2012

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-176969

DARKSTAR VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

410 Park Avenue
15th Floor
New York, NY  10022
(Address of principal executive offices)

(866) 360-7565
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 12, 2012, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS

Current Assets	$24	$18,327
Total Current Assets	24	18,327
Total Assets	$24	$18,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$7,180	$-
Total Current Liabilities	7,180	-
Commitments and Contingencies
Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid-In Capital	34,650	34,650
Deficit Accumulated During the Development Stage	(42,806)	(17,323)
Total Stockholders’ Equity (Deficiency)	(7,156)	18,327
Total Liabilities and Stockholders’ Equity (Deficiency)	$24	$18,327

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

									For the Period
		For the				For the			May 8, 2007
		Six Months Ended				Quarter Ended			(Inception) To
		January 31,				January 31,			January 31,
		2012		2011		2012		2011	2012
Net Revenues		$-		$-		$-		$-	$-
Costs and Expenses:
Website Development		-		-		-		-	5,000
General and Administrative Expenses		1,942		-		1,942		-	4,265
Professional Fees		19,374		-		7,187		-	29,374
Consulting Fees		4,167		-		2,500		-	4,167
Total Costs and Expenses		25,483		-		11,629		-	42,806
Operating Loss		(25,483)		( -)		(11,629)		(-)	(42,806)
Other Income (Expense):
Total Other Income (Expense)		-		-		-		-	-
Net Loss	$	(25,483)	$	( -)	$	(11,629)	$	(-)	$(42,806)
Basic and Diluted Loss Per Share	$	( .00)	$	( .00)	$	( .00)		$(0.00)
Weighted Average Common Shares Outstanding		10,000,000		-		10,000.000		-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE SIX MONTHS ENDED JANUARY 31, 2012
(UNAUDITED)

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Amount	Capital	Stage	Total
Balance , August 1, 2011	$10,000,000	$1,000	$34,650	$(17,323)		$18,327
Net Loss for the Six Months Ended January 31, 2012	-	-	-	(25,483)		(25,483)
Balance, January 31, 2012	10,000,000	$1,000	$34,650	$ (42,806)	$	(7,156)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the			For the Period
	Six Months Ended			May 8, 2007
	January 31,			(Inception) to
	2012		2011	January 31, 2012
Cash Flows from Operating Activities:
Net Loss	$	(25,483)	$-	$(42,806)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable		7,180	-	7,180
Net Cash Used in Operating Activities		(18,303)	-	(35,626)
Cash Flows from Investing Activities:		-	-	-
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-	-	35,650
Net Cash Provided by Financing Activities		-	-	35,650
Increase (Decrease) in Cash and Cash Equivalents		(18,303)	-	24
Cash and Cash Equivalents – Beginning of Period		18,327	-	0
Cash and Cash Equivalents – End of Period		$24	$-	$24
Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -       Organization and Basis of Presentation

Darkstar Ventures, Inc. (“the Company”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company intends to market and sell eco-friendly health and wellness products to the general public via the internet.  The Company has selected July 31 as its fiscal year end.  The Company has been dormant from its inception to May 1, 2011.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s July 31, 2011 audited financial statements and notes thereto included in its registration statement, Form S-1/A-2 filed on January 19, 2012.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company. The Company had no revenues and incurred a net loss of $25,483 for the six months ended January 31, 2012, and a net loss of $ 42,806 for the period May 8, 2007 (inception) to January 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

In June 2011 the Company raised an aggregate of $35,000 through an equity private placement.  During the next 12 months, management's plans are:

•	Increase the customer base and affiliate relationships in order to generate revenues.

•	Loan funds to the Company pursuant to an oral agreement in the event funds are required for the operations of the Company over the next 12 months.

There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -       Common Stock

On May 1, 2011 the Company sold 6,500,000 shares of common stock for $650 to the Founder of the Company.

On June 28, 2011 the Company concluded a private placement whereby it sold 3,500,000 shares of common stock for $35,000 to private investors.

NOTE 3 -       Preferred Stock

The Company’s Board of Directors may issue authorized but unissued shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitation of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 4 -       Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012.  The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of January 31, 2012 accrued consulting fees amounted to $4,167.

NOTE 5 -       Related Party Transactions

On November 11, 2011 the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months (see Note 1).

NOTE 6 -       Subsequent Events

On February 16, 2012 the Company borrowed $4,000 from First Line.  On March 13 , 2012 the Company issued a promissory note ("the Note") to First Line that allows the Company to borrow any amount in increments of up to $50,000, provided that the aggregate principal amount outstanding under the Note shall not exceed $200,000.  The Note bears interest at 8% per annum and is due March 13, 2013.

Item 2.      Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “Darkstar”, “we,” “our” or “us” refer to Darkstar Ventures, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on January 19, 2012.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We are a development stage company offering eco-friendly health and wellness products to the general public via the internet. Current products being offered include air and water filtration systems, organic baby products and eco-friendly beds and linens. We currently have no employees other than our officers, both of whom are also directors.  We have never intended and do not intend to be a blank check company. We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any entity. We do not have revenues, have minimal assets and have incurred losses since inception.

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on the online eco friendly product market place.  We recognize that our current management and Board of Directors may not have sufficient business planning experience to execute the business plan of the Company, as their background and expertise lies in the technical area and not in marketing and selling our products. Accordingly, if feasible, we may have to seek out a consulting firm(s) that specializes in this arena. Although we have engaged First Line Capital, LLC, a New York limited liability company (“First Line”), as an outside consultant to the Company, First Line does not have the experience and expertise to assist us with entry into the online eco-friendly product market.

In order to continue as going concern for the next 12 months, we will require a budget of $30,000 as described below.

Liquidity and Capital Resources

As of January 31, 2012, the Company had a cash balance of $24. During 2011, we raised an aggregate of $35,000 from the sale of our common stock in a private placement offering conducted from May to June 2011. We will need to seek additional capital to finance our development. We currently have the ability to borrow up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. As of March 9, 2012 we are indebted to First Line in the amount of $4,000.

Estimated funding required during the next twelve-month period is $30,000. Our anticipated expenses for the next twelve-month period are as follows:

Website Development	$4,000
Marketing and Sales	$6,000
Legal and organizational	$15,000
Working Capital	$5,000

During the next 12 months, we hope to effectuate the following:

1st Quarter
Initially, we will focus on enhancing the Company website and increasing its product base through the existing affiliate agreement. Additionally, if funding is available, the Company plans on formalizing an advertising campaign to increase its customer base.

2nd Quarter
In the second quarter the Company hopes to have funds to begin an advertising campaign to increase traffic to the corporate website. Concurrently, we will seek to add additional products by entering into new affiliate programs with eco-friendly product manufacturers.

3rd Quarter
The third quarter will continue to focus on advertising and the increase of the Company product base through existing and new affiliate programs.

4th Quarter
In the fourth quarter the Company intends on beginning the search for a marketing executive to assist with future growth. Additionally, we will continue to advertise for new customers.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our agreement with First Line to borrow up to $50,000 the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event funds are required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us sufficient funds to operate. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, they are not legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

We entered into a one-year consulting agreement commencing September 1, 2011 with First Line under which First Line will provide certain business and corporate development services to us for an annual consulting fee of $10,000 payable on August 31st. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term.

Going Concern Consideration

We are a development stage company.  We had no revenues and incurred a net loss of $17,323 for the year ended July 31, 2011 and a net loss of $42,806 for the period May 8, 2007 (inception) to January 31, 2012 which raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of January 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.   Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Removed and Reserved

Item 5.      Other Information

None.

Item 6.      Exhibits

Exhibit No.	Description

10.1	Promissory Note issued by DarkStar Ventures, Inc. to FirstLine Capital, LLC

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: March 13, 2012	By	/s/ Chizkyau Lapin
Name: Chizkyau Lapin
Title: Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)