Form 10-Q/A
period 2012-01-31
Darkstar Ventures, Inc.
filed 2012-03-30
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of March 30, 2012, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
________
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

DARKSTAR VENTURES, INC.

Dated: March 30, 2012	By	/s/ Chizkyau Lapin
Name: Chizkyau Lapin
Title: Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)