Form 10-Q
period 2012-04-30
Darkstar Ventures, Inc.
filed 2012-06-13
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2012

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

As of June 12, 2012, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	April 30, 2012	July 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$559	$18,327
Total Current Assets	559	18,327
Total Assets	$559	$18,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$7,671
Note Payable	12,500	$-
Total Current Liabilities	20,171	-
Commitments and Contingencies
Stockholders’ Equity (Deficiency)
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid-In Capital	34,650	34,650
Deficit Accumulated During the Development Stage	(55,262)	(17,323)
Total Stockholders’ Equity (Deficiency)	(19,612)	18,327
Total Liabilities and Stockholders’ Equity (Deficiency)	$559	$18,327

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended April 30,			For the Quarter Ended April 30,			For the Period May 8, 2007 (Inception) To April 30,
	2012		2011	2012		2011	2012
Net Revenues		$-	$-		$-	$-	$-
Costs and Expenses:
Website Development		-	-		-	-	5,000
General and Administrative Expenses		4,379	-		2,437	-	6,702
Professional Fees		26,767	-		7,393	-	36,767
Consulting Fees		6,667	-		2,500	-	6,667
Total Costs and Expenses		37,813	-		12,330	-	55,136
Operating Loss		(37,813)	-		(12,330)	-	(55,136)
Other Income (Expense):
Interest Expense		(126)	-		(126)	-	(126)
Total Other Income (Expense)		(126)	-		(126)	-	(126)
Net Loss	$	(37,939)	$-	$	(12,456)	$-	$ (55,262)
Basic and Diluted Loss Per Share	$	( .00)	$-	$	( .00)	$-
Weighted Average Common Shares Outstanding		10,000,000	-		10,000.000	-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE NINE MONTHS ENDED APRIL 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance , August 1, 2011	10,000,000	$1,000	$34,650	$(17,323)	$18,327
Net Loss for the Nine Months Ended April 30, 2012	-	-	-	(37,939)	(37,939)
Balance, April 30, 2012	10,000,000	$1,000	$34,650	$(55,262)	$(19,612)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended April 30,			For the Period May 8, 2007 (Inception) to April 30,
	2012		2011	2012
Cash Flows from Operating Activities:
Net Loss	$	(37,939)	$-	$ (55,262)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable		7,671	-	7,671
Net Cash Used in Operating Activities		(30,268)	-	(47,591)
Cash Flows from Investing Activities:		-	-	-
Cash Flows from Financing Activities:
Proceeds from Borrowings		12,500	-	12,500
Proceeds from Sale of Common Stock		-	-	35,650
Net Cash Provided by Financing Activities		12,500	-	48,150
Increase (Decrease) in Cash and Cash Equivalents		(17,768)	-	559
Cash and Cash Equivalents – Beginning of Period		18,327	-	0
Cash and Cash Equivalents – End of Period		$559	$-	$559
Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	$-

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

The Company is a development stage company. The Company had no revenues and incurred a net loss of $37,939 for the nine months ended April 30, 2012, and a net loss of $55,262 for the period May 8, 2007 (inception) to April 30, 2012. In addition, the Company has a working capital deficiency and stockholders’ deficiency of $19,612 at April 30, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

In June 2011 the Company raised an aggregate of $35,000 through an equity private placement and during the quarter ended April 30. 2012 the Company borrowed $12,500. During the next 12 months, management's plans are:

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

NOTE 4 -                Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of April 30, 2012 accrued consulting fees amounted to $6,667.

NOTE 5 -                Related Party Transactions

On November 11, 2011 the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months (see Note 1).

NOTE 6 -                Note Payable

Note payable consists of the following:

Note payable, First Line Capital, LLC, bearing interest at 8% per annum and due March 31, 2013. The note allows the Company to borrow any amount in increments of up to $50,000.	$12,500

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

Liquidity and Capital Resources

As of April 30, 2012, the Company had a cash balance of $559. We currently have the ability to borrow up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. As of June 12, 2012 we are indebted to First Line in the amount of $12,500.

During the quarter, we had projected to focus on enhancing the Company website and increasing its product base through the existing affiliate agreement.

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

Going Concern Consideration

We are a development stage company.  We had no revenues and incurred a net loss of $37,939 for the nine months ended to April 30, 2012 and a net loss of $55,262 for the period May 8, 2007 (inception) to April 30, 2012. We had a working capital deficiency and stockholders' deficiency of $19,612 as of April 30, 2012. This all raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of April 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.      Mine Safety Disclosures

Not Applicable

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

DARKSTAR VENTURES, INC.

Dated: June 13, 2012	By	/s/ Chizkyau Lapin
Chizkyau Lapin
Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)