Form 10-K
period 2012-07-31
Darkstar Ventures, Inc.
filed 2012-10-22
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

Commission file number: 000-54649

DARKSTAR VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State of incorporation)	(I.R.S. Employer Identification No.)

410 Park Avenue
15th Floor
New York, NY  10022
(Address of principal executive offices)

(866) 360-7565
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

There is no trading market for the common stock.  Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter.

As of October 19, 2012, 10,000,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference:  None

PART I

Item 1.   Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Darkstar Ventures, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on January 19, 2012.

All forward-looking statements speak only as of the date on which they are made.  We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated on May 8, 2007 under the laws of the State of Nevada. From the date of our formation until  our website became operational, we did not have any business activity except for the development of our website and locating companies through which we can offer products. We are a development stage company and since our proprietary website was launched in July 2011 we have been offering eco-friendly health and wellness products to the general public via the internet. Current products being offered include air and water filtration systems, organic baby products and eco-friendly beds and linens. We currently have no employees other than our officers, both of whom are also directors.  We have never intended and do not intend to be a blank check company. We have a specific business plan and do not intend to engage in any merger, acquisition or business reorganization with any entity. We do not have revenues, have minimal assets and have incurred losses since inception.

Since we will not be offering these products directly to the public, we will not maintain inventory of the products we market. Our website will act as a conduit to our merchant partners’ websites, where customers order product and complete their online purchase.

Currently, we have one merchant partner, Green Nest LLC. A Green Nest promotional web banner leading to the designated portion of greennest.com is posted on our website. We will earn 10% commission from every purchase generated from this banner.

In view of the growing public awareness of the welfare of the ecological environment, management believes that consumers are opting to purchase eco-friendly goods on-line. The Company believes that this market will continue to grow and that the consumer’s need for easy online purchasing offers value to its potential customer base. We designed our online store to combine the best traditional retailing practices with innovative and convenient features made possible by the internet. As an online commerce and content provider, the Company intends to provide a compelling and enjoyable online shopping experience that includes a broad selection of products at reasonable prices, an intuitive store layout, a visually pleasing environment and the convenience of shopping from home in a store that is always open. For further customer convenience, search technology has been incorporated into the website allowing for customers to locate quickly the items which interest them.

We entered into an affiliate service agreement with Shareasale.com, Inc., an Illinois corporation ("Shareasale.com"), pursuant to which we became an affiliate of Shareasale.com, which has developed and operates a service which allows affiliates to participate in performance marketing programs. As an affiliate of Sharesale.com, we have established and will continue to establish affiliate relationships with merchants. We will be able to earn commissions through our membership in the Sharesale.com network.  It is through this agreement with Shareasale that we will obtain 10% commissions on each purchase of an item through our website which is bought from Green Nest.

According  to  information  provided to us by Sharesale.com,  there are  thousands of online merchants  that  participate  in the Sharesale.com Network providing  products in all major consumer categories.  If our agreement with Sharesale.com terminates, we will no longer link to merchants that have agreements with  Sharesale.com and we will  have  to  seek  new  merchant relationships.  Currently we are able to offer the products of Green Nest LLC as a result of this affiliation program with Sharesale.com.

When a customer visits our website and decides to purchase a given product, the customer will simply click the “Buy Now!” button near the bottom right corner of the product description.  Upon clicking the “Buy Now!” button, the customer will automatically be taken to the merchant’s web page where the customer will then be able to make a secure purchase of the product through our merchants’ website that we will link to our website. We will earn 10% commissions on all such purchases.

We utilize technology and the Internet to market eco-friendly health and wellness products directly to our customers. By offering products through affiliate arrangements with our suppliers, we market  a wide range of products and brands while avoiding the usually high costs associated with acquiring and maintaining a large inventory. We have the current ability to display an almost limitless number of items to a global audience in a cost-effective manner. Through the use of our website and an effective internet marketing program, we believe that our web site will  appeal to consumers by offering an easy to use personalized shopping experience.

Market Overview

Online Commerce

The Internet’s rapid expansion continues to increase its influence over commerce. We believe several factors will contribute to this increase including convenience, expanded range of available products and services, improved security and electronic payment technology, increased access to broadband Internet connections and widespread consumer confidence and acceptance of the Internet as a means of commerce.

The Internet provides a number of distinct advantages to online retailers. These advantages include:

•	lower costs of managing and maintaining a website as compared to physical storefronts;
•	the ability to efficiently reach and serve a large and geographically dispersed group of customers from a central point of contact;
•	the ability to swiftly adapt to changing consumer preferences by making real-time adjustments to content and product offerings.

Eco-friendly Products Market

We believe that the increased focus on healthy and eco-friendly living, a user-friendly shopping experience and accurate, timely and efficient order fulfillment will be factors in the continued growth of this industry.

Objectives

Our objective is to become the retailer of choice for internet shoppers seeking eco-friendly products online. For this goal to be realized, we must continually ensure that customers enjoy their online shopping experience that includes a broad selection of products at competitive retail prices and an intuitive website that is simple to use.

Broad Product Selection

We offer a wide range of eco-friendly health and wellness products including air and water filtration systems, organic baby products and eco-friendly beds and linens. We are able to market these products to our customers through our participation in affiliate programs, as described above.  We will constantly seek to expand our product base by maintaining current supplier relations and actively seek to increase the number of suppliers which we utilize.

Customer Convenience

Without the constraints imposed by a physical location, an online store may be the most convenient way for consumers to shop. Using Darkstaronline.org, customers are able to shop at any time from the privacy and comfort of their own home or office. By eliminating the need for customers to travel to a physical location, we provide a significant service to many shoppers. Being open for business 24 hours a day, 365 days a year, the Company services the needs of today's time constrained customers as well as foreign customers shopping from different time zones.

Visually Pleasing and Fast Loading Pages

Darkstaronline.org offers a visually pleasing shopping environment that is designed to download quickly. Each item will have at least one thumbnail sized image and one larger sized image along with a product description so that customers will be able to make informed purchase decisions.

Marketing

We intend to drive traffic to Darkstaronline.org through online marketing vehicles such as banner advertising and strategic partnerships with relevant Web sites and portals. Additionally, our participation in various affiliate programs will allow us to expand cross-promotional relationships with other Web sites. We do not have any agreements or arrangements with any parties regarding these programs, other than our current merchant partners. A further component of the marketing program that is under consideration is the development of revenue sharing relationships with established eco-friendly product manufacturers.

Competition

The eco-friendly product industry is highly competitive.  The products we provide encounter strong competition from many other companies, including many with greater financial resources than ours. As the eco-friendly product market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include:

1.           Greenandmore.com, a private company that has been an online retainer for healthy home products since 1999 The Green Store - www.thegreenstoreonline.co.uk – An eco-friendly product retailer based in England. Products include home and garden, body care, recycling, gadgets and shopping bags.

2.           LiveEcoFriendly - www.livecofriendly.com - a privately-owned online retailer allowing the general public to purchase eco-friendly products. The company has been operating since December 2008.

3.          LetsGoGreen.biz – www.LetsGoGreen.biz - is an online store selling eco-friendly Green products for home, business or office. Products include lighting, cleaning products, plastics, paper and household products. The company has been operating since 2007.

Employees

We are a development stage company and currently have no full time employees. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers who are also our directors on a voluntary basis.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.   Unresolved Staff Comments

None

Item 2.    Properties

We do not lease or own any real property.  We do not believe that at this stage in our development we need physical space. We use the executive offices of our consultants, First Line Capital, as a mailing address. The address is 410 Park Avenue, 15th Floor, New York, NY  10022.  First Line is also a shareholder in the Company. We are not paying anything for using their address as our mailing address. We believe that until and unless our business develops, we do not need physical office space.

Item 3.   Legal Proceedings

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

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 17, 2012 we became listed on the OTC Bulletin Board under the symbol "DAVC". Since such time, there has been no bid or ask prices.

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the board of directors. There are no contractual restrictions on our ability to declare or pay dividends

Holders

As of October 17, 2012, there were 10,000,000 shares of common stock issued and outstanding, which were held by 40 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6.     Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements), which are included elsewhere in this Form 10-K.  Certain statements contained in this report, including statements regarding the anticipated development and expansion of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and the products it expects to offer and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements.  Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by or with the approval of the Company, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements..For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on January 19, 2012.

All forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made , except as required by federal securities and any other applicable law.

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

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on the online eco friendly product market place.  In order to continue as going concern for the next 12 months, we will require a budget of $28,000. Our anticipated expenses for the next twelve-month period are as follows:

Website Upkeep	$2,000
Marketing and Sales	$6,000
Legal and auditing	$15,000
Working Capital	$5,000

Over the course of the next twelve month period we plan to focus our efforts on the online eco friendly product market place.  We recognize that our current management and Board of Directors may not have sufficient business planning experience to execute the business plan of the Company, as their background and expertise lies in the technical area and not in marketing and selling our products. Accordingly, if feasible, we might have to seek out a consulting firm(s) that specializes in this arena. Although we have engaged First Line Capital as an outside consultant to the Company, First Line Capital does not have the experience and expertise to assist us with entry into the online eco-friendly product market.

Liquidity and Capital Resources

As of July 31, 2012, the Company had a cash balance of $746. We currently have the ability to borrow in increments of up to $50,000 from our consultant First Line Capital, LLC, a New York limited liability company (“First Line”), with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. As of July 31, 2012, we owed First Line $17,200 in principal. As of October 17, 2012 we are indebted to First Line in the amount of $19,200 plus accrued interest at the rate of 8%.

We entered into a one-year consulting agreement commencing September 1, 2011 with First Line under which First Line will provide certain business and corporate development services to us for an annual consulting fee of $10,000 payable on August 31st. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. Accordingly, the consulting agreement currently expires September 1, 2013.

During the next 12 months, we intend to focus on enhancing the Company’s website and increasing our product base through the existing affiliate agreement.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our agreement with First Line to borrow in increments of up to $50,000 the Company currently has  no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. The officers and directors have orally agreed to lend funds to the Company in the event funds are required for the operations of the Company. However, there is no guarantee that our officers and directors will lend us sufficient funds to operate. Notwithstanding that our officers and directors are committed to ensuring that the Company can operate its business, they are not legally or contractually obligated to lend us any money. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Results of Operations

For the years ended July 31, 2012 and July 31, 2011

Revenues

The Company did not generate any revenues during the years ended July 31, 2012 and July 31, 2011.

Total operating expenses

During the year ended July 31, 2012, total expenses were $45,863. The operating expenses consisted of professional fees of $31,366, general and administrative expenses of $5,188, consulting fees of $9,167 and interest expense of 142 as compared with total expenses of $17,323 during the year ended July 31, 2011, which consisted of professional fees of $10,000, general and administrative expenses of $2,323 and website design expense of $5,000.

Net loss

 During the year ended July 31, 2012, the Company had a net loss of $45,863 compared with a net loss of $17,323 for the year ended July 31, 2011.

Going Concern Consideration

We are a development stage company.  We had no revenues and incurred a net loss of $45,863 for the year ended July 31, 2012, a net loss of $ 17,323 for the year ended July 31, 2011 and a net loss of $63,186for the period May 8, 2007 (inception) to July 31, 2012. This raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern. The Company is a development stage company and has not commenced planned principal operations      Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Darkstar Ventures, Inc.

We have audited the accompanying balance sheets of Darkstar Ventures, Inc. (a Development Stage Company) (“the Company”) as of July 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended July 31, 2012, and the period May 8, 2007 (inception) to July 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures, Inc. at July 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2012, and the period May 8, 2007 (inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is a development stage company, had no revenues and has incurred a cumulative net loss since inception.  In addition, the Company has a working capital deficiency and stockholders’ deficiency at July 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 19, 2012

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	July 31,
	2012	2011
Current Assets:	$746	$18,327
Total Current Assets	746	18,327
Total Assets	$746	$18,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$11,082	$-
Note Payable	17,200	-
Total Current Liabilities	28,282	-
Commitments and Contingencies
Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid-In Capital	34.650	34.650
Deficit Accumulated During the Development Stage	(63,186)	(17,323)
Total Stockholders’ Equity (Deficiency)	(27,536)	18,327
Total Liabilities and Stockholders’ Equity (Deficiency)	$746	$18,327

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended	For the Year Ended	For the Period May 8, 2007 (Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
Net Revenues	$-	$-	$-
Costs and Expenses:
Professional Fees	31,366	10,000	41,366
Consulting Fees	9,167	-	9,167
Web Site Development	-	5,000	5,000
General and Administrative Expenses	5,188	2,323	7,511
Total Costs and Expenses	45,721	17,323	63,044
Operating Loss	(45,721)	(17,323)	(63,044)
Other Income (Expense):
Interest Expense	(142)	-	(142)
Total Other Income (Expense)	(142)	-	(142)
Net Loss	$(45,863)	$(17,323)	$(63,186)
Basic and Diluted Loss Per Share	$(.00)	$(.01)
Weighted Average Common Shares Outstanding	10,000,000	1,964,384

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD MAY 8, 2007 (INCEPTION) TO JULY 31, 2012

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total
Balance , May 8, 2007	-	$-	$-	$-	$-
Balance , July 31, 2007	-	-	-	-	-
Balance , July 31, 2008	-	-	-	-	-
Balance , July 31, 2009	-	-	-	-	-
Balance , July 31, 2010	-	-	-	-	-
Common Stock Issued to Founder at $.0001
Per Share, May 1, 2011	6,500,000	650	-	-	650
Common Stock Issued to Private Investors at $.01 Per Share, June 28 , 2011	3,500,000	350	34,650	-	35,000
Net Loss for the Year Ended July 31, 2011	-	-	-	(17,323)	(17,323)
Balance, July 31, 2011	10,000,000	1,000	34,650	(17,323)	18,327
Net Loss for the Year Ended July 31, 2012	-	-	-	(45,863)	(45,863)
Balance, July 31, 2012	10,000,000	$1,000	$34,650	$ (63,186)	$(27,536)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Year Ended	For the Year Ended	May 8, 2007
			(Inception) to
	July 31, 2012	July 31, 2011	July 31, 2012
Cash Flows from Operating Activities:
Net Loss	$(45,863)	$(17,323)	$(63,186)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	11,082	-	11,082
Net Cash Used in Operating Activities	(34,781)	(17,323)	(52,104)
Cash Flows from Investing Activities:	-	-	-
Cash Flows from Financing Activities:
Proceeds from Borrowings	17,200	-	17,200
Proceeds from Sale of Common Stock	-	35,650	35,650
Net Cash Provided by Financing Activities	17,200	35,650	52,850
Increase (Decrease) in Cash	(17,581)	18,327	746
Cash – Beginning of Period	18,327	-	-
Cash – End of Period	$746	$18,327	$746
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       Summary of Significant Accounting Policies

Organization

Darkstar Ventures, Inc. (“the Company”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company intends to market and sell eco-friendly health and wellness products to the general public via the internet.  The Company has been dormant from its inception to May 1, 2011.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the year ended July 31, 2012 and for the period May 8, 2007 (inception) to July 31, 2012.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Website Development Costs

The Company accounts for website development costs pursuant to FASB Accounting Standards Codification 350-50-25, Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under 350-50-25, costs related to certain website development activities are expensed as incurred (such as planning and operating stage activities).  Costs relating to certain website application and infrastructure developments are generally capitalized, and are amortized over its estimated useful life of two (2) years.  Website development costs totaling $5,000 were charged to expense during the year ended July 31, 2011.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       Summary of Significant Accounting Policies (Continued)

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented.  Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the year ended July 31, 2012 and the period May 8, 2007 (inception) to July 31, 2012.

Accounting Estimates

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

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, or which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company's financial instruments include cash and equivalents and accounts payable.  These items are determined to be a Level 1 fair value measurement.

The carrying amounts of cash and equivalents and accounts payable approximates fair value because of the short maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 2 -       Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $45,863 for the year ended July 31, 2012, and a net loss of $ 17,323 for the year ended July 31, 2011.  In addition, the Company had a working capital deficiency and stockholders’ deficiency of $27,536 at July 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the year ended July 31, 2012 the Company borrowed $17,200.  There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -       Note Payable

Note payable debt consists of the following:

Note payable, First Line Capital, LLC, bearing interest at 8% per annum and due March 31, 2013.  The note  allows the Company to borrow any amount in increments of up to $50,000.

NOTE 4 -       Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012.  The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of July 31, 2012 accrued consultants fees amounted to $9,167.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -       Income Taxes

At July 31, 2012 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $63,000, which may be applied against future taxable income, if any, through 2031.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2012 the Company had a deferred tax asset of approximately $22,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $16,000 for the year ended July 31, 2012.

NOTE 6 -       Related Party Transactions

On November 11, 2011 the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months.

NOTE 7 -       Common Stock

                        In May 1, 2011 the Company sold 6,500,000 shares of common stock for $650 to the Founder of the Company.

                        On June 28, 2011 the Company sold 3,500,000 shares of common stock for $35,000 to private investors.

NOTE 8 -       Preferred Stock

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A.   Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2012, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position
Chizkyau Lapin	36	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Israel Povarsky	39	Secretary and Director

Chizkyau Lapin has been our Chairman, President and Chief Executive Officer since we were established in May 2007.Since 2002, Mr. Lapin has owned and operated a small software development firm in Israel. Mr. Chizkyau’s experience in software development and small business management led to the conclusion that Mr. Chizkyau should serve as a director of our company.

Israel Povarsky has been a director and our Secretary since we were established in May 2007. Since 2006, Mr. Povarsky has also been a self employed freelance computer programmer specializing in HTML programming for various companies in Israel. Mr. Povarsky’s experience in computer programming led to the conclusion that Mr. Povarsky should serve as a director of our company.

There are no familial relationships among any of our officers or directors.  None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. All of our executive officers and directors have complied with the Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11.  Executive Compensation.

Summary Compensation

Since our incorporation on May 8, 2007, we have not paid any compensation to our directors or executive officers in consideration for their services rendered to our Company in their capacity as such.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on May 8, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on May 8, 2007,  none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on May 8, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 17, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 10,000,000 shares of our common stock issued and outstanding as of October 17, 2012.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Darkstar Ventures, Inc.,  410 Park Avenue, 15th Floor, New York, New York 10022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Chizkyau Lapin	6,500,000	65%

Israel Povarsky	0	-

Directors and officers as a group (2 persons)	6,500,000	65%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

On May 1, 2011, by action taken by our board of directors, we issued 6,500,000  shares of our common stock to Chizkyau Lapin,  our Chairman, President, Chief Executive Officer, Chief Financial Officer and a director.  The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $650.  This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.  Mr. Lapin was our officer and director and had access to all of the information which would be required to be included in a registration statement, and the transaction did not involve a public offering. Mr. Lapin is considered a "promoter" under the rules and regulations of the SEC.

We currently use as a mailing address the executive offices of our consultant First Line Capital.  No payment has been made to First Line Capital.  We have a consulting agreement with First Line Capital for an annual fee of $10,000, payable on August 31st,  pursuant to which First Line Capital provides certain business and corporate development services to us for during the term of the agreement. The agreement automatically renews for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. The current term expires September 1, 2013.

We currently have the ability to borrow in increments of up to $50,000 from First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. As of July 31, 2012, we owed First Line $17,200 in principal. As of October 17, 2012 we are indebted to First Line in the amount of $19,200 plus accrued interest at the rate of 8%.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14.  Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2012	Fiscal Year Ended July 31, 2011
Audit Fees	$14,000	$9,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.     Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Consulting Agreement, dated September 1, 2011 between the Company and First Line Capital LLC (2)
10.3	Affiliate Service Agreement between the Company and Sharesale.com, Inc. (2)
10.4	Promissory Note, dated March 13, 2012, issued to First Line Capital LLC (3)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 filed on September 23, 2011
(2) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1/A  filed on November 17, 2011
(3) Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 14, 2012

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: October 22, 2012	By:	/s/ Chizkyau Lapin
Chizkyau Lapin
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 22, 2012	By:	/s/ Chizkyau Lapin
Chizkyau Lapin
Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Dated: October 22, 2012	By:	/s/ Israel Povarsky
Israel Povarsky
Secretary and Director