Form 10-Q
period 2012-10-31
Darkstar Ventures, Inc.
filed 2012-12-03
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2012

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

As of November 30, 2012, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1.        Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	July 31, 2012	October 31, 2012
		(Unaudited)
Current Assets:
Cash and Cash Equivalents	$746	$973

Total Current Assets	746	973

Total Assets	$746	$973

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts Payable	$11,082	$22,562
Note Payable	17,200	19,200

Total Current Liabilities	28,282	41,762

Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid-In Capital	34,650	34,650
Deficit Accumulated During the Development Stage	(63,186)	(76,439)

Total Stockholders’ Deficiency	(27,536)	(40,789)

Total Liabilities and Stockholders’ Deficiency	$746	$973

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended		For the Period May 8, 2007 (Inception) to
	October 31,		October 31,
	2012	2011	2012

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	9,938	13,854	51,304
Consulting Fees	2,500	-	11,667
Web Site Development	-	-	5,000
General and Administrative Expenses	174	-	7,685

Total Costs and Expenses	12,612	13,854	75,656

Operating Loss	(12,612)	(13,854)	(75,656)

Other Income (Expense)
Interest Expense	(641)	-	(783)
Total Other Income (Expense)	(641)	-	(783)

Net Loss	$(13,253)	$(13,854)	$(76,439)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE QUARTER ENDED OCTOBER 31, 2012
(UNAUDITED)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, August 1, 2012	10,000,000	$1,000	$34,650	$(63,186)	$(27,536)

Net Loss for the Quarter Ended October 31, 2012	-	-	-	(13,253)	(13,253)

Balance, October 31, 2012	10,000,000	$1,000	$34,650	$ (76,439)	$(40,789)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Quarter Ended			For the Period May 8, 2007 (Inception) to
	October 31,			October 31,
	2012		2011	2012
Cash Flows from Operating Activities:
Net Loss	$	(13,253)	$(13,854)	$(76,439)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable		11,480	4,334	22,562

Net Cash Used in Operating Activities		(1,773)	(9,520)	(53,877)

Cash Flows from Investing Activities:		-	-	-
Cash Flows from Financing Activities:
Proceeds from Borrowings		2,000	-	19,200
Proceeds from Sale of Common Stock		-	-	35,650
Net Cash Provided by Financing Activities		2,000	-	54,850
Increase (Decrease) in Cash and Cash Equivalents		227	(9,520)	973
Cash and Cash Equivalents – Beginning of Period		746	18,327	-
Cash and Cash Equivalents – End of Period		$973	$8,807	$973

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s July 31, 2012 audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed on October 22, 2012.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $13,253 for the quarter ended October 31, 2012, and a net loss of $ 76,439 for the period May 8, 2007 (inception) to October 31, 2012.  In addition, the Company has a working capital and stockholders’ deficiency of $40,789 at October 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended July 31, 2012 the Company borrowed $17,200. During the quarter ended October 31, 2012 the Company borrowed an additional $2,000. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -   Note Payable

Note payable consists of the following:

Note payable, First Line Capital, LLC, bearing interest at 8% per annum and due March 31, 2013. The note allows the Company to borrow any amount in increments of up to $50,000.

NOTE 3 -   Common Stock

On May 1, 2011 the Company sold 6,500,000 shares of common stock for $650 to the Founder of the Company.

On June 28, 2011 the Company concluded a private placement whereby it sold 3,500,000 shares of common stock for $35,000 to private investors.

NOTE 4 -   Preferred Stock

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

NOTE 5 -   Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012.  The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of July 31, 2012 and October 31, 2012, accrued consulting fees amounted to $9,167 and $11,667, respectively.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -   Related Party Transactions

On November 11, 2011 the officers and directors of the Company orally agreed to lend funds to the Company in the event funds are required for the operations of the Company over the next 12 months.

NOTE 7 -   Subsequent Events

In November 2012, the Company entered into a letter of intent (“LOI”) with Real Aesthetic, Inc. (“Real Aesthetic”), a Nevada company, to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI is subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Real Aesthetic agreed not to solicit, negotiate and/or accept any other offer to acquire any of Real Aesthetic’s assets or securities or any business combination of Real Aesthetic.

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

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on the online eco friendly product market place.  In order to continue as going concern for the next 12 months, we will require a budget of $28,000 as described below.

Liquidity and Capital Resources

As of October 31, 2012, the Company had a cash balance of $746. We currently have the ability to borrow up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. As of November 27, 2012 we are indebted to First Line in the amount of $19,200.

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

Going Concern Consideration

We are a development stage company.  We had no revenues and incurred a net loss of $13,253 for the quarter ended to October 31, 2012 and a net loss of $76,439 for the period May 8, 2007 (inception) to October 31, 2012. We had a working capital deficiency and stockholders' deficiency of $40,789 as of October 31, 2012. This all raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of October 31, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures

Not Applicable

Item 5.        Other Information

On November 20, 2012, the Company entered into a letter of intent (“LOI”) with Real Aesthetic, Inc. (“Real Aesthetic”), a Nevada company, to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI is subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subject to the forgoing, it is the intent of the parties that definitive documentation with respect to the transaction be completed on or before January 31, 2013.

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
______________
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

DARKSTAR VENTURES, INC.

Dated: December 3, 2012	By	/s/ Chizkyau Lapin
Chizkyau Lapin
Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)