Form 10-Q
period 2013-01-31
Darkstar Ventures, Inc.
filed 2013-03-14
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2013

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

As of March 14, 2013, 10,000,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	January 31, 2013	July 31, 2012
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$664	$746
Total Current Assets	664	746
Total Assets	$664	$746

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$17,216	$11,082
Note Payable	46,150	17,200
Total Current Liabilities	$63,366	$28,282
Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
None issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid-In Capital	34,650	34,650
Deficit Accumulated During the Development Stage	(98,352)	(63,186)
Total Stockholders’ Deficiency	(62,702)	(27,536)
Total Liabilities and Stockholders’ Deficiency	$664	$746

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended January 31,		For the Quarter Ended January 31,			For the Period May 8, 2007 (Inception) To January 31,
	2013	2012	2013	2012		2013

Net Revenues	$-	$-	$-		$-	$-
Costs and Expenses
Website Development	-	-	-		-	5,000
General and Administrative Expenses	5,479	1,942	5,305		1,942	12,990
Professional Fees	23,500	19,374	13,563		7,187	64,867
Consulting Fees	5,000	4,167	2,500		2,500	14,167
Total Costs and Expenses	33,979	25,483	21,368		11,629	97,024
Operating Loss	(33,979)	(25,483)	(21,368)		(11,629)	(97,024)
Other Income (Expense):
Interest Expense	(1,187)	-	(545)		-	(1,328)
Total Other Income (Expense)	$(1,187)	-	(545)		-	(1,328)
Net Loss	$(35,166)	$(25,483)	$(21,913)	$	(11,629)	$(98,352)
Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)		$(.00)
Weighted Average Common Shares Outstanding	10,000,000	10,000,000	10,000,000		10,000,000

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JANUARY 31, 2013
(UNAUDITED)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance , August 1, 2012	10,000,000	$1,000	$34,650	$(63,186)	$(27,536)
Net Loss for the Six Months Ended January 31, 2013	-	-	-	(35,166)	(35,166)
Balance, January 31, 2013	10,000,000	$1,000	$34,650	$ (98,352)	$(62,702)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended January 31,			For the Period May 8, 2007 (Inception) to January 31,
	2013		2012	2013
Cash Flows from Operating Activities:
Net Loss	$	(35,166)	$(25,483)	$(98,352)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable		6,134	7,180	17,216
Net Cash Used in Operating Activities		(29,032)	(18,303)	(81,136)
Cash Flows from Investing Activities:		-	-	-
Cash Flows from Financing Activities:
Proceeds from Borrowings		28,950	-	46,150
Proceeds from Sale of Common Stock		-	-	35,650
Net Cash Provided by Financing Activities		28,950	-	81,800
Increase (Decrease) in Cash and Cash Equivalents	$	(82)	$(18,303)	$664
Cash and Cash Equivalents – Beginning of Period		746	18,327	-
Cash and Cash Equivalents – End of Period		$664	$24	$664
Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Darkstar Ventures, Inc. (“the Company”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to market and sell eco-friendly health and wellness products to the general public via the internet.  The Company has selected July 31 as its fiscal year end.  The Company has been dormant from its inception to May 1, 2011.

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $35,166 for the six months ended January 31, 2013, and a net loss of $98,352 for the period May 8, 2007 (inception) to January 31, 2013. In addition, the Company has a working capital and stockholders’ deficiency of $62,702 at January 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended July 31, 2012 the Company borrowed $17,200. During the six months ended January 31, 2013 the Company borrowed an additional $28,950. In addition, the Company has entered into a letter of intent with Real Aesthetic, Inc. (see Note 5). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires or close on the contemplated transaction with Real Aesthetic, Inc.

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

NOTE 5 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012.  The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of January 31, 2013 accrued consulting fees amounted to $14,167.

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

NOTE 6 - Subsequent Events

On March 5, 2013 the Company borrowed an additional $4,600 from First Line Capital, LLC (see Note 2).

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

History

We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet.

Real Aesthetic

As we previously disclosed, on November 20, 2012, we entered into a binding letter of intent (“LOI”) with Real Aesthetic, Inc., a Nevada company (“Real Aesthetic”), to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI is subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Currently there is no purchase agreement executed between Real Aesthetic and Darkstar. Real Aesthetic agreed not to solicit, negotiate and/or accept any other offer to acquire any of Real Aesthetic’s assets or securities or any business combination of Real Aesthetic.

We intend to enter into a share purchase agreement with the shareholders of Real Aesthetic. If we enter into such an agreement and consummate the purchase of all the outstanding shares of Real Aesthetic, the shareholders of Real Aesthetic will receive newly-issued shares of Darkstar in exchange for their shares of Real Aesthetic. The shares of stock to be issued to Real Aesthetic will be restricted shares. Upon closing, Real Aesthetic will become a wholly-owned subsidiary of Darkstar. In such a situation, we will focus our resources on furthering the business of Real Aesthetic.

We anticipate that the share purchase agreement will include representations and warranties customary of such a transaction. However, the contemplated transaction cannot close until and unless we receive audited financial statements of Real Aesthetic as required by the rules and regulations of the Securities and Exchange Commission. Upon closing, we will file a Current Report on Form 8-K containing more detailed information about Real Aesthetic. Real Aesthetic is currently a private company not subject to the reporting requirements of the federal securities laws; if the transaction is consummated and Real Aesthetic becomes a wholly-owned subsidiary of DarkStar, disclosure will be required with respect to the operations and business, as well as the financial information, of Real Aesthetic.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products,  we are no longer focused on operating a business and have abandoned our business plan.

We hope to reach a definitive purchase agreement with Real Aesthetic. However, there can be no assurances given that DarkStar will be successful in consummating a transaction with Real Aesthetic. If we fail to reach agreement and then consummate a transaction with Real Aesthetic, we will attempt to identify and negotiate with another company for the business combination or merger of that entity with and into DarkStar. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, other than Real Aesthetic, DarkStar has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

If the transaction with Real Aesthetic does not proceed, the Company will not restrict its search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Results of Operations

For the six months ended January 31, 2013 and January 31, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended January 31, 2013 and January 31, 2012.

Total operating expenses

For the six months ended January 31, 2013, total operating expenses were $33,979, which included professional fees in the amount of $23,500, general and administrative expenses of $5,479 and consulting fees of $5,000. For the six months ended January 31, 2012, total operating expenses were $25,483, which included professional fees in the amount of $19,374, consulting fees of $4,167 and general and administrative expenses of $1,942. For the three months ended January 31, 2013, total operating expenses were $21,368, which included professional fees of $13,563, general and administrative expenses of $5,305 and consulting fees of $2,500.

Net loss

For the three months ended January 31, 2013, the Company had a net loss of $21,913, as compared to a net loss for the three months ended January 31, 2012 of $11,629. For the period May 8, 2007 (inception) to January 31, 2013 the Company incurred a net loss of $98,352.

Liquidity and Capital Resources

As of January 31, 2013, the Company had a cash balance of $664. We have a note payable to First Line in the amount of $46,150 and accounts payable of $17,216 as of said date. We need to seek additional capital to finance our development. We currently have the ability to borrow up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. As of March 11, 2013 we are indebted to First Line in the amount of $50,750. We do not have the ability to pay First Line.

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

Going Concern Consideration

We are a development stage company.  We had no revenues and incurred a net loss of $21,913 for the quarter ended January 31, 2013 and a net loss of $98,352 for the period May 8, 2007 (inception) to January 31, 2013 which raises substantial doubt about our ability to continue as a going concern. The working capital and shareholders' deficiency as of January 31, 2013 is $62,702. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of January 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

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

DARKSTAR VENTURES, INC.

Dated: March 14, 2013	By	/s/ Chizkyau Lapin
Name: Chizkyau Lapin
Title: Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)