Form 10-Q
period 2013-04-30
Darkstar Ventures, Inc.
filed 2013-06-07
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2013

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

As of June 5, 2013, 7,143,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	April 30, 2013	July 31, 2012
	(Unaudited)
Current Assets:

Cash and Cash Equivalents	$694	$746

Total Current Assets	694	746

Total Assets	$694	$746

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$27,632	$11,082
Note Payable	50,750	17,200

Total Current Liabilities	$78,382	$28,282

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional Paid-In Capital	34,650	34,650
Deficit Accumulated During the Development Stage	(113,338)	(63,186)

Total Stockholders’ Deficiency	(77,688)	(27,536)

Total Liabilities and Stockholders’ Deficiency	$694	$746

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Quarter Ended		For the Period May 8, 2007(Inception) To
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses
Website Development	-	-	-	-	5,000
General and Administrative Expenses	7,196	4,379	1,717	2,437	14,707
Professional Fees	33,250	26,767	9,750	7,393	74,617
Consulting Fees	7,500	6,667	2,500	2,500	16,667

Total Costs and Expenses	47,946	37,813	13,967	12,330	110,991

Operating Loss	(47,946)	(37,813)	(13,967)	(12,330)	(110,991)

Other Income (Expense):
Interest Expense	(2,206)	(126)	(1,019)	(126)	(2,347)
Total Other Income (Expense)	(2,206)	(126)	(1,019)	(126)	(2,347)

Net Loss	$(50,152)	$(37,939)	$(14,986)	$(12,456)	$(113,338)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	10,000,000	10,000,000	10,000.000	10,000,000

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED APRIL 30, 2013
(UNAUDITED)

			Additional	Deficit Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, August 1, 2012	10,000,000	$1,000	$34,650	$(63,186)	$(27,536)

Net Loss for the Nine Months Ended April 30, 2013	-	-	-	(50,152)	(50,152)

Balance, April 30, 2013	10,000,000	$1,000	$34,650	$ (113,338)	$(77,688)

The accompanying notes are an integral part of these condensed financial statements.

(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOW S
(UNAUDITED)

	For the Nine Months Ended			Forthe Period May 8, 2007 (Inception) to
	April 30,			April 30,
	2013		2012	2013
Cash Flows from Operating Activities:
Net Loss	$	(50,152)	$(37,939)	$ (113,338)

Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:

Changes in Assets and Liabilities:
Increase in Accounts Payable		16,550	7,671	27,632

Net Cash (Used) in Operating Activities		(33,602)	(30,268)	(85,706)

Cash Flows from Investing Activities:		-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings		33,550	12,500	50,750
Proceeds from Sale of Common Stock		-	-	35,650

Net Cash Provided by Financing Activities		33,550	12,500	86,400

Increase (Decrease) in Cash and Cash Equivalents		(52)	(17,768)	694

Cash and Cash Equivalents – Beginning of Period		746	18,327	-

Cash and Cash Equivalents – End of Period		$694	$559	$694

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Darkstar Ventures, Inc. (“the Company”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company. The Company originally intended to market and sell eco-friendly health and wellness products to the general public via the internet. As we are no longer pursuing a transaction with Real Aesthetic (see Note 5), we are attempting to identify and negotiate with another company for the business combination or merger of that entity with and into us. There can be no assurance that we will be able to identify a company and successfully effect such a business combination or merger. The Company has selected July 31 as its fiscal year end. The Company has been dormant from its inception to May 1, 2011.

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $50,152 for the nine months ended April 30, 2013, and a net loss of $ 113,338 for the period May 8, 2007 (inception) to April 30, 2013. In addition, the Company has a working capital and stockholders’ deficiency of $77,688 at April 30, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended July 31, 2012 the Company borrowed $17,200. During the nine months ended April 30, 2013 the Company borrowed an additional $33,550. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable

Note payable consists of the following:

Note payable, First Line Capital, LLC (“First Line”), bearing interest at 8% per annum and due March 31, 2013. The note allows the Company to borrow any amount in increments of up to $50,000. As of March 31, 2013, the note is in default and interest will accrue at the default rate of 15% per annum.

Included in accounts payable is interest owed to First Line amounting to $2,348 and $142 at April 30, 2013 and July 31, 2012, respectively.

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

NOTE 5 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. Accrued consulting fees amounted to $16,667 and $9,167 at April 30, 2013 and July 31, 2012, respectively.

In November 2012, the Company entered into a letter of intent (“LOI”) with Real Aesthetic, Inc. (“Real Aesthetic”), a Nevada company, to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI is subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Recently the Company decided not to pursue the contemplated transaction with Real Aesthetic.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - Subsequent Events

On May 23, 2013 the Company’s CEO retired 2,857,000 shares of his common stock of the Company as additional paid-in capital.

On May 30, 2013 the Company borrowed an additional $ 8,600 from First Line Capital, LLC (see Note 2).

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

History

We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into a binding letter of intent (“LOI”) with Real Aesthetic, Inc., a Nevada company (“Real Aesthetic”), to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Recently we decided not to pursue the contemplated transaction with Real Aesthetic.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our business plan. As we are no longer pursuing a transaction with Real Aesthetics, we are attempting to identify and negotiate with another company for the business combination or merger of that entity with and into DarkStar. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, DarkStar has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Results of Operations

For the nine months ended April 30, 2013 and April 30, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the nine months ended April 30, 2013 and April 30, 2012.

Total operating expenses

For the nine months ended April 30, 2013, total operating expenses were $47,946, which included professional fees in the amount of $33,250, general and administrative expenses of $7,196 and consulting fees of $7,500. Interest expense was $2,206. For the nine months ended April 30, 2012, total operating expenses were $37,813, which included professional fees in the amount of $26,767, consulting fees of $6,667 and general and administrative expenses of $4,379. Interest expense was $126. For the three months ended April 30, 2013, total operating expenses were $13,967, which included professional fees of $9,750, general and administrative expenses of $1,717 and consulting fees of $2,500. Interest expense was $1,019.

Net loss

For the three months ended April 30, 2013, the Company had a net loss of $14,986, as compared to a net loss for the three months ended April 30, 2012 of $12,456. For the period May 8, 2007 (inception) to April 30, 2013 the Company incurred a net loss of $113,338.

Liquidity and Capital Resources

As of April 30, 2013, the Company had a cash balance of $694. We currently have the ability to borrow up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2013. This amount is now past due. As of April 30, 2013 we are indebted to First Line in the amount of $50,750.

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

Going Concern Consideration

We are a development stage company. We had no revenues and incurred a net loss of $50,152 for the nine months ended April 30, 2013 and a net loss of $113,338 for the period May 8, 2007 (inception) to April 30, 2013. We had a working capital deficiency and stockholders' deficiency of $77,688 as of April 30, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of April 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On May 23, 2013, Chizkyau Lapin, the sole officer and director of the Company, returned 2,857,000 shares to the Company.

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

DARKSTAR VENTURES, INC.

Dated: June 7, 2013	By	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)