Form 10-K
period 2013-07-31
Darkstar Ventures, Inc.
filed 2013-10-18
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There is no trading market for the registrant’s common stock. Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter.

As of October 15, 2013, 107,145,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Darkstar Ventures, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated on May 8, 2007 in the State of Nevada. We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into a binding letter of intent (“LOI”) with Real Aesthetic, Inc., a Nevada corporation (“Real Aesthetic”), to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

On June 28, 2013, FINRA confirmed the 15-1 forward stock split of the Company’s issued and outstanding common stock authorized by our Board of Directors. The record date of the split was July 8, 2013. All share and per share amounts presented in this Annual Report and the financial statements and notes thereto have been adjusted for the stock split.

We are now considered a blank check company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute or sell assets to the Company rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

Regulation and Taxation

The Investment Company Act of 1940 defines an "investment company" as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood the Company could be classified as an "investment company."

The Company intends to structure a merger or acquisition in such manner as to minimize Federal and state tax consequences to the Company and to any target company.

Employees

We are a development stage company and currently have no full time employees. All functions including development, strategy, negotiations and administration are currently being provided by our executive officers, who are also our directors, on a voluntary basis.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not lease or own any real property. We do not believe that at this stage in our development we need physical space. We use the executive offices of our consultants, First Line Capital, as a mailing address. The address is 410 Park Avenue, 15th Floor, New York, NY 10022. First Line is also a stockholder in the Company. We are not paying anything for using their address as our mailing address. We believe that until and unless our business develops, we do not need physical office space.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 17, 2012 we became listed on the OTC Bulletin Board under the symbol "DAVC". Since such time, there has been no trading in our common stock.

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

As of October 15, 2013, there were 107,145,000 shares of common stock issued and outstanding, which were held by 41 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There are no sales of unregistered securities during the Company’s fiscal year ended July 31, 2013 that were not previously reported.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Form 10-K.

Overview

We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into the LOI with Real Aesthetic to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our business plan. As we are no longer pursuing a transaction with Real Aesthetics, we are attempting to identify and negotiate with another company for the business combination or merger of that entity with and into our company. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

We will not restrict our search for another target company to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

The Company will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that the Company will engage professional firms specializing in business acquisitions or reorganizations.

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hour per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's stockholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's anticipation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds, that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its stockholders.

The Company will not restrict its search for any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company's officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company's stockholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their stockholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then stockholders.

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any significant development, marketing and manufacturing of any products which may be acquired.

Accordingly, following the acquisition of any such product, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs therefore incurred in the related investigation would not be recoverable.

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Results of Operations

For the years ended July 31, 2013 and July 31, 2012

Revenues

The Company did not generate any revenues during the years ended July 31, 2013 and July 31, 2012.

Total operating expenses

During the year ended July 31, 2013, total expenses were $60,284 which consisted of professional fees of $40,500 general and administrative expenses of $9,784 and consulting fees of $10,000 as compared with total expenses of $45,721 during the year ended July 31, 2012, which consisted of professional fees of $31,366, general and administrative expenses of $5,188 and consulting fees of $9,167.

Net loss

During the year ended July 31, 2013, the Company had a net loss of $65,017 compared with a net loss of $45,863 for the year ended July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2013, the Company had a cash balance of $776. We currently have the ability to borrow any amount in increments of up to $50,000 from our consultant First Line Capital, LLC, a New York limited liability company (“First Line”), with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2014. For the period April 1, 2013 to October 7, 2013, the note was in default and interest was accrued at the default rate of 15% per annum. As of July 31, 2013 we were indebted to First Line in the amount of $59,350.

We entered into a one-year consulting agreement commencing September 1, 2011 with First Line under which First Line will provide certain business and corporate development services to us for an annual consulting fee of $10,000 payable on August 31st. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. Accordingly, the consulting agreement was automatically extended through September 1, 2014.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our agreement with First Line to borrow any amount in increments of up to $50,000, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

We are a development stage company. We had no revenues and incurred a net loss of $65,017 for the year ended July 31, 2013 and a net loss of $128,203 for the period May 8, 2007 (inception) to July 31, 2013. We had a working capital deficiency and stockholders' deficiency of $92,553 as of July 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

We have audited the accompanying balance sheets of Darkstar Ventures, Inc. (a Development Stage Company) (“the Company”) as of July 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended July 31, 2013, and the period May 8, 2007 (inception) to July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures, Inc. at July 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2013, and the period May 8, 2007 (inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company, had no revenues and has incurred a cumulative net loss since inception. In addition, the Company has a working capital deficiency and stockholders’ deficiency at July 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
October 18, 2013

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	July 31,
	2013	2012

ASSETS

Current Assets:
Cash and Cash Equivalents	$776	$746

Total Current Assets	776	746

Total Assets	$776	$746

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$33,979	$11,082
Note Payable	59,350	17,200

Total Current Liabilities	93,329	28,282

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
107,145,000 and 150,000,000 shares issued and outstanding
at July 31, 2013 and July 31, 2012, respectively	10,714	15,000
Additional Paid-In Capital	24,936	20,650
Deficit Accumulated During the Development Stage	(128,203)	(63,186)

Total Stockholders’ Deficiency	(92,553)	(27,536)

Total Liabilities and Stockholders’ Deficiency	$776	$746

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period May 8, 2007(Inception) to July 31, 2013

Net Revenues	$-	$-	$-
Costs and Expenses:
Professional Fees	40,500	31,366	81,866
Consulting Fees	10,000	9,167	19,167
Web Site Development	-	-	5,000
General and Administrative Expenses	9,784	5,188	17,295

Total Costs and Expenses	60,284	45,721	123,328

Operating Loss	(60,284)	(45,721)	(123,328)

Other Income (Expense):
Interest Expense	(4,733)	(142)	(4,875)

Total Other Income (Expense)	(4,733)	(142)	(4,875)

Net Loss	$(65,017)	$(45,863)	$(128,203)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	141,898,644	150,000,000

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD MAY 8, 2007 (INCEPTION) TO JULY 31, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, May 8, 2007	-	$-	$-	$-	$-

Balance, July 31, 2007	-	-	-	-	-

Balance, July 31, 2008	-	-	-	-	-

Balance, July 31, 2009	-	-	-	-	-

Balance, July 31, 2010	-	-	-	-	-

Common Stock Issued to Founder at $.0000067
Per Share, May 1, 2011	97,500,000	9,750	(9,100)	-	650

Common Stock Issued to Private Investors
at $.00067 Per Share, June 28 , 2011	52,500,000	5,250	29,750	-	35,000

Net Loss for the Year Ended July 31, 2011	-	-	-	(17,323)	(17,323)

Balance, July 31, 2011	150,000,000	15,000	20,650	(17,323)	18,327

Net Loss for the Year Ended July 31, 2012	-	-	-	(45,863)	(45,863)

Balance, July 31, 2012	150,000,000	15,000	20,650	(63,186)	(27,536)

Shares cancelled by Company CEO May 23, 2013	(42,855,000)	(4,286)	4,286	-	-

Net Loss for the Year Ended July 31, 2013	-	-	-	(65,017)	(65,017)

Balance, July 31, 2013	107,145,000	$10,714	$24,936	$(128,203)	$(92,553)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended July 31, 2013	For the Year Ended July 31, 2012	For the Period May 8, 2007 (Inception) to July 31, 2013

Cash Flows from Operating Activities:
Net Loss	$(65,017)	$(45,863)	$(128,203)
Adjustments to Reconcile Net Loss to Net Cash
(Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	22,897	11,082	33,979

Net Cash (Used) in Operating Activities	(42,120)	(34,781)	(94,224)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	42,150	17,200	59,350
Proceeds from Sale of Common Stock	-	-	35,650

Net Cash Provided by Financing Activities	42,150	17,200	95,000

Increase (Decrease) in Cash	30	(17,581)	776

Cash – Beginning of Period	746	18,327	-

Cash – End of Period	$776	$746	$776

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company. The Company originally intended to market and sell eco-friendly health and wellness products to the general public via the internet. The Company has been dormant from its inception to May 1, 2011.

On November 20, 2012, we entered into a binding letter of intent (“LOI”) with Real Aesthetic, Inc., a Nevada corporation (“Real Aesthetic”), to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic.

The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. There can be no assurance that we will be able to identify a company and successfully effect such a business combination or merger.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended July 31, 2013 and for the period May 8, 2007 (inception) to July 31, 2013.

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

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the year ended July 31, 2013 and the period May 8, 2007 (inception) to July 31, 2013.

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

Fair Value Measurements (continued)

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

NOTE 2 - Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $65,017 for the year ended July 31, 2013, and a net loss of $ 45,863 for the year ended July 31, 2012. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $92,553 at July 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended July 31, 2013 the Company borrowed $42,150. There can be no assurances that the Company will be able to raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Note Payable

Note payable consists of the following:

Note payable, First Line Capital, LLC, bearing interest at 8% per annum and due March 31, 2013. For the period April 1, 2013 to October 7, 2013, the Note was in default and interest was accrued at the default rate of 15% (See Note 8). The note allows the Company to borrow any amount in increments of up to $50,000. Accrued interest on this note was $4,875 and $142 for the years ended July 31, 2013 and July 31, 2012, respectively.

Balance of note July 31, 2013	$59,350

NOTE 4 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC (“First Line”) under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of July 31, 2013 accrued consulting fees included in Accounts Payable amounted to $19,167.

NOTE 5 - Income Taxes

At July 31, 2013 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $129,000, which may be applied against future taxable income, if any, through 2032. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2013 the Company had a deferred tax asset of approximately $44,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $22,000 for the year ended July 31, 2013.

NOTE 6 - Common Stock

 In May 1, 2011 the Company sold 97,500,000 shares of common stock for $650 to the Founder of the Company.

 On June 28, 2011 the Company sold 52,500,000 shares of common stock for $35,000 to private investors.

On May 23, 2013 the Company’s CEO returned 42,855,000 shares of common stock as additional paid in capital.

On June 28, 2013 FINRA confirmed a 15 for 1 forward split of the Company’s common stock to stockholders of record on July 8, 2013 as authorized by the Company’s Board of Directors. All share and per share data have been retroactively restated to reflect this recapitalization.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Preferred Stock

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

NOTE 8 - Subsequent Events

On October 8, 2013, the Note Payable to First Line Capital LLC was extended to March 31, 2014. As of such date, it is no longer in default (See Note 3).

During the period August 1, 2013 to September 30, 2013, the Company borrowed an additional $14,200 on the Note Payable to First Line Capital, increasing the balance owed to $73,550 (See Note 3).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2013, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2013, our internal control over financial reporting was effective.

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

Name and Business Address	Age	Position

Chizkyau Lapin	37	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Israel Povarsky	40	Secretary and Director

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

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual stockholders’ meeting and is qualified, subject to removal by the Company's stockholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

There are no familial relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to the Company.

Code of Ethics; Financial Expert

Because of the small size and limited resources of the Company, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. All of our executive officers and directors have complied with the Section 16(a) filing requirements except that Chizkyau Lapin failed to timely file a Form 4 reporting the return of shares to the Company and the increase of his beneficial ownership due to the Company’s forward stock split.

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

Compensation of Directors

Since our incorporation on May 8, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors. No arrangements are presently in place regarding compensation to directors for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 15, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 107,145,000 shares of our common stock issued and outstanding as of October 15, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Darkstar Ventures, Inc., 410 Park Avenue, 15th Floor, New York, New York 10022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Chizkyau Lapin	54,645,000	51%

Israel Povarsky	0	-

Directors and officers as a group (2 persons)	54,645,000	51%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We currently use as a mailing address the executive offices of our consultant, First Line Capital. No payment has been made to First Line Capital. We have a consulting agreement with First Line Capital for an annual fee of $10,000, payable on August 31st, pursuant to which First Line Capital provides certain business and corporate development services to us for during the term of the agreement. The agreement automatically renews for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. The current term expires September 1, 2014.

We currently have the ability to borrow any amount in increments of up to $50,000 from First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2014. As of July 31, 2013 we are indebted to First Line in the amount of $59,350.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2013	Fiscal Year Ended July 31, 2012
Audit Fees	$20,000	$14,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Form of Regulation S Subscription Agreement (1)

10.2	Consulting Agreement, dated September 1, 2011 between the Company and First Line Capital LLC (2)

10.3	Affiliate Service Agreement between the Company and Sharesale.com, Inc. (2)

10.4	Promissory Note, dated March 13, 2012, issued to First Line Capital LLC (3)

10.5	Letter of Intent, dated November 20, 2012 with Real Aesthetics, Inc. (4)

10.6	Extension Letter dated October 8, 2013 executed between the Company and First Line Capital

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
(1) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1 filed on September 23, 2011
(2) Incorporated by reference to the corresponding exhibit to the Company’s registration statement on Form S-1/A filed on November 17, 2011
(3) Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on March 14, 2012
(4) Incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form S-1 filed on December 6, 2012
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: October 18, 2013	By:	/s/ Chizkyau Lapin
Name: Chizkyau Lapin
Title: Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 18, 2013	By:	/s/ Chizkyau Lapin
Name: Chizkyau Lapin
Title: Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Dated: October 18, 2013	By:	/s/ Israel Povarsky
Name: Israel Povarsky
Title: Secretary and Director