Form 10-Q
period 2013-10-31
Darkstar Ventures, Inc.
filed 2013-12-16
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2013

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

As of December 12, 2013, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I  FINANCIAL INFORMATION

Item 1.      Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

ASSETS

	October 31, 2013	July 31, 2013
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$1,720	$776

Total Current Assets	1,720	776

Total Assets	$1,720	$776

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$40,550	$33,979
Note Payable	73,550	59,350

Total Current Liabilities	114,100	93,329

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value 500,000,000 shares authorized,
107,145,000 shares issued and outstanding at October 31, 2013
and July 31, 2013	10,714	10,714
Additional Paid-In Capital	24,936	24,936
Deficit Accumulated During the Development Stage	(148,030)	(128,203)

Total Stockholders’ Deficiency	(112,380)	(92,553)

Total Liabilities and Stockholders’ Deficiency	$1,720	$776

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Quarter Ended October 31,		For the Period May 8, 2007 (Inception) to October 31,
	2013	2012	2013

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	13,570	9,938	95,436
Consulting Fees	2,500	2,500	21,667
Web Site Development	-	-	5,000
General and Administrative Expenses	1,219	174	18,514

Total Costs and Expenses	17,289	12,612	140,617

Operating Loss	(17,289)	(12,612)	(140,617)
Other Income (Expense)
Interest Expense	(2,538)	(641)	(7,413)
Total Other Income (Expense)	(2,538)	(641)	(7,413)

Net Loss	$(19,827)	$(13,253)	$(148,030)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	107,145,000	150,000,000

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE QUARTER ENDED OCTOBER 31, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, August 1, 2013	107,145,000	$10,714	$24,936	$(128,203)	$(92,553)

Net Loss for the Quarter Ended October 31, 2013 (Unaudited)	-	-	-	(19,827)	(19,827)

Balance, October 31, 2013 (Unaudited)	107,145,000	$10,714	$24,936	$(148,030)	$(112,380)

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Quarter Ended October 31,		For the Period May 8, 2007 (Inception) to October 31,
	2013	2012	2013

Cash Flows from Operating Activities:
Net Loss	$(19,827)	$(13,253)	$(148,030)
Adjustments to Reconcile Net Loss to Net Cash
(Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	6,571	11,480	40,550

Net Cash (Used) in Operating Activities	(13,256)	(1,773)	(107,480)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	14,200	2,000	73,550
Proceeds from Sale of Common Stock	-	-	35,650

Net Cash Provided by Financing Activities	14,200	2,000	109,200

Increase in Cash and Cash Equivalents	944	227	1,720

Cash and Cash Equivalents – Beginning of Period	776	746	-

Cash and Cash Equivalents – End of Period	$1,720	$973	$1,720

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

 In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s July 31, 2013 audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed on October 18, 2013.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

 The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $19,827 for the quarter ended October 31, 2013, and a net loss of $ 148,030 for the period May 8, 2007 (inception) to October 31, 2013. In addition, the Company has a working capital and stockholders’ deficiency of $112,380 at October 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the quarter ended October 31, 2013 the Company borrowed an additional $14,200 on the Note Payable to First Line (see Note 2). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable

Note payable consists of the following:

Note payable, First Line Capital, LLC, bearing interest at 8% per annum and due March 31, 2014. The note allows the Company to borrow any amount in increments of up to $50,000. For the period April 1, 2013 to October 7, 2013, the Note was in default and interest was accrued at the default rate of 15%. On October 8, 2013, the Note was extended to March 31, 2014. As of such date, it is no longer in default. Accrued interest on this note was $7,413 and $4,875 as of October 31, 2013 and July 31, 2013, respectively.

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

NOTE 4 - Common Stock

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

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of October 31, 2013 and July 31, 2013, accrued consulting fees included in Accounts Payable amounted to $21,667 and $19,167, respectively.

NOTE 6 - Subsequent Events

During the period November 1, 2013 to December 9, 2013, the Company borrowed an additional $9,100 on the Note Payable to First Line Capital, increasing the balance owed to $82,650 (See Note 2).

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

History

We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. We are currently a shell company seeking an acquisition candidate.

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

For the three months ended October 31, 2013 and October 31, 2012

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended October 31, 2013 and October 31, 2012.

Total operating expenses

For the three months ended October 31, 2013, total operating expenses were $17,289, which included professional fees in the amount of $13,570, consulting fees of $2,500 and general and administrative expenses of $1,219. For the three months ended October 31, 2012, total operating expenses were $12,612, which included professional fees in the amount of $9,938, consulting fees of $2,500 and general and administrative expenses of $174.

Net loss

For the three months ended October 31, 2013, the Company had a net loss of $19,827, as compared to a net loss for the three months ended October 31, 2012 of $13,253. For the period May 8, 2007 (inception) to October 31, 2013 the Company incurred a net loss of $148,030.

Liquidity and Capital Resources

As of October 31, 2013, the Company had a cash balance of $1,720. We currently have the ability to borrow any amount in increments of up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2014. From March 2012 through July 31, 2013 the Company borrowed $59,350. During the quarter ended October 31, 2013 the Company borrowed an additional $14,200. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our agreement with First Line to borrow any amount in increments of up to $50,000 the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $19,827 for the quarter ended October 31, 2013, and a net loss of $ 148,030 for the period May 8, 2007 (inception) to October 31, 2013.  In addition, the Company has a working capital and stockholders’ deficiency of $112,380 at October 31, 2013. These factors raise substantial doubt about the Company's ability to continue as a going concern.Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of October 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None

Purchases of equity securities by the issuer and affiliated purchasers

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Mine Safety Disclosures

Not Applicable

Item 5.      Other Information

Item 6.      Exhibits

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

DARKSTAR VENTURES, INC.

Dated: December 16, 2013	By	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)