Form 10-Q
period 2014-01-31
Darkstar Ventures, Inc.
filed 2014-03-13
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2014

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

_____________________________________________________________
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

As of March 12, 2014, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	January 31, 2014	July 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$1,108	$776
Prepaid Expenses	1,113	-

Total Current Assets	2,221	776

Total Assets	$2,221	$776

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$40,268	$33,979
Note Payable	82,650	59,350

Total Current Liabilities	122,918	93,329

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 107,145,000 shares issued and outstanding at January 31, 2014 and July 31, 2013	10,714	10,714
Additional Paid-In Capital	24,936	24,936
Deficit Accumulated During the Development Stage	(156,347)	(128,203)

Total Stockholders’ Deficiency	(120,697)	(92,553)

Total Liabilities and Stockholders’ Deficiency	$2,221	$776

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

					For the Period
	For the Six Months Ended		For the Quarter Ended		May 8, 2007 (Inception) to
	January 31,		January 31,		January 31,
	2014	2013	2014	2013	2014

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	16,707	23,500	3,137	13,563	98,574
Consulting Fees	5,000	5,000	2,500	2,500	24,167
Web Site Development	-	-	-	-	5,000
General and Administrative Expenses	2,311	5,479	1,092	5,305	19,605

Total Costs and Expenses	24,018	33,979	6,729	21,368	147,346

Operating Loss	(24,018)	(33,979)	(6,729)	(21,368)	(147,346)

Other Income (Expense)
Interest Expense	(4,127)	(1,187)	(1,589)	(545)	(9,001)
Total Other Income (Expense)	(4,127)	(1,187)	(1,589)	(545)	(9,001)

Net Loss	$(28,145)	$(35,166)	$(8,318)	$(21,913)	$(156,347)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	107,145,000	150,000,000	107,145,000	150,000,000

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE SIX MONTHS ENDED JANUARY 31, 2014
(UNAUDITED)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, August 1, 2013	107,145,000	$10,714	$24,936	$(128,203)	$(92,553)

Net Loss for the Six Months Ended January 31, 2014 (Unaudited)	-	-	-	(28,144)	(28,144)

Balance, January 31, 2014 (Unaudited)	107,145,000	$10,714	$24,936	$(156,347)	$(120,697)

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the Period May 8, 2007
	For the Six Months Ended		(Inception) to
	January 31,		January 31,
	2014	2013	2014
Cash Flows from Operating Activities:
Net Loss	$(28,145)	$(35,166)	$(156,347)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
(Increase) in Prepaid Expenses	(1,113)	-	(1,113)
Increase in Accounts Payable	6,290	6,134	40,268

Net Cash (Used) in Operating Activities	(22,968)	(29,032)	(117,192)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	23,300	28,950	82,650
Proceeds from Sale of Common Stock	-	-	35,650

Net Cash Provided by Financing Activities	23,300	28,950	118,300

Increase (Decrease) in Cash and Cash Equivalents	332	(82)	1,108

Cash and Cash Equivalents – Beginning of Period	776	746	-

Cash and Cash Equivalents – End of Period	$1,108	$664	$1,108

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $ 28,145 for the six months ended January 31, 2014, and a net loss of $ 156,347 for the period May 8, 2007 (inception) to January 31, 2014. In addition, the Company has a working capital and stockholders’ deficiency of $ 120,697 at January 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended January 31, 2014 the Company borrowed an additional $ 23,300 on the Note Payable to First Line (see Note 2). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Note Payable

Note payable consists of the following:

Note payable, First Line Capital, LLC, bearing interest at 8% per annum and due March 31, 2014. The note allows the Company to borrow any amount in increments of up to $50,000. For the period April 1, 2013 to October 7, 2013, the Note was in default and interest was accrued at the default rate of 15%. On October 8, 2013, the Note was extended to March 31, 2014. As of such date, it is no longer in default. Accrued interest on this note was $ 9,001 and $ 4,875 as of January 31, 2014 and July 31, 2013, respectively.

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

NOTE 5 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of January 31, 2014 and July 31, 2013, accrued consulting fees included in Accounts Payable amounted to $24,167 and $19,167, respectively.

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

History

We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. We are currently a shell company seeking an acquisition candidate. There can be no assurances that we will be successful in doing so, or on favourable terms.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we are no longer focused on operating a business and have abandoned our business plan. We are attempting to identify and negotiate with another company for the business combination or merger of that entity with and into our DarkStar. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

For the three months ended January 31, 2014 and January 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended January 31, 2014 and January 31, 2013.

Total operating expenses

For the three months ended January 31, 2014, total operating expenses were $6,729, which included professional fees in the amount of $3,137, consulting fees of $2,500 and general and administrative expenses of $1,092. For the three months ended January 31, 2013, total operating expenses were $21,368, which included professional fees in the amount of $13,563, consulting fees of $2,500 and general and administrative expenses of $5,305.

Net loss

For the three months ended January 31, 2014, the Company had a net loss of $8,318, as compared to a net loss for the three months ended January 31, 2013 of $21,913. For the period May 8, 2007 (inception) to January 31, 2014 the Company incurred a net loss of $156,347.

For the six months ended January 31, 2014 and January 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the six months ended January 31, 2014 and January 31, 2013.

Total operating expenses

For the six months ended January 31, 2014, total operating expenses were $24,018, which included professional fees in the amount of $16,707, consulting fees of $5,000 and general and administrative expenses of $2,311. For the six months ended January 31, 2013, total operating expenses were $33,979, which included professional fees in the amount of $23,500, consulting fees of $5,000 and general and administrative expenses of $5,479.

Net loss

For the six months ended January 31, 2014, the Company had a net loss of $28,145, as compared to a net loss for the six months ended January 31, 2013 of $35,166. For the period May 8, 2007 (inception) to January 31, 2014 the Company incurred a net loss of $156,347.

Liquidity and Capital Resources

As of January 31, 2014, the Company had a cash balance of $1,108. We currently have the ability to borrow any amount in increments of up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2014. As of January 31, 2014, we owed First Line $82,650 and $9,001 of accrued interest. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

The Company believes that it will require $25,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our agreement with First Line to borrow any amount in increments of up to $50,000 the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $8,318 for the quarter ended January 31, 2014, and a net loss of $156,347 for the period May 8, 2007 (inception) to January 31, 2014. In addition, the Company has a working capital and stockholders’ deficiency of $120,697 at January 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of January 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

None

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

DARKSTAR VENTURES, INC.

Dated: March 13, 2014	By	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)