Form 10-Q
period 2014-04-30
Darkstar Ventures, Inc.
filed 2014-06-11
CIK 1530163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2014

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

____________________________________________________________
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

As of June 11, 2014, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	April 30, 2014	July 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,074	$776
Prepaid Expenses	1,112	-
Total Current Assets	2,186	776

Total Assets	$2,186	$776

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$7,275	$9,937
Accrued Consulting	26,667	19,167
Accrued Interest	11,295	4,875
Note Payable	87,075	59,350
Total Current Liabilities	132,312	93,329

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 107,145,000 shares issued and outstanding at April 30, 2014 and July 31, 2013	10,714	10,714
Additional Paid-In Capital	24,936	24,936
Deficit Accumulated During the Development Stage	(165,776)	(128,203)

Total Stockholders’ Deficiency	(130,126)	(92,553)

Total Liabilities and Stockholders’ Deficiency	$2,186	$776

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

					For the Period
	For the Nine Months Ended		For the Quarter Ended		May 8, 2007
	April 30,		April 30,		(Inception) to
	2014	2013	2014	2013	April 30, 2014

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	20,957	33,250	4,250	9,750	102,824
Consulting Fees	7,500	7,500	2,500	2,500	26,667
Web Site Development	-	-	-	-	5,000
General and Administrative Expenses	2,695	7,196	384	1,717	19,990

Total Costs and Expenses	31,152	47,946	7,134	13,967	154,481

Operating Loss	(31,152)	(47,946)	(7,134)	(13,967)	(154,481)

Other Income (Expense)
Interest Expense	(6,421)	(2,206)	(2,294)	(1,019)	(11,295)
Total Other Income (Expense)	(6,421)	(2,206)	(2,294)	(1,019)	(11,295)

Net Loss	$(37,573)	$(50,152)	$(9,428)	$(14,986)	$(165,776)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	107,145,000	150,000,000	107,145,000	150,000,000

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE NINE MONTHS ENDED APRIL 30, 2014
(UNAUDITED)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, August 1, 2013	107,145,000	$10,714	$24,936	$(128,203)	$(92,553)

Net Loss for the Nine Months Ended April 30, 2014	-	-	-	(37,573)	(37,573)

Balance, April 30, 2014	107,145,000	$10,714	$24,936	$(165,776)	$(130,126)

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Nine Months Ended		May 8, 2007
	April 30,		(Inception) to
	2014	2013	April 30, 2014

Cash Flows from Operating Activities:
Net Loss	$(37,573)	$(50,152)	$(165,776)
Adjustments to Reconcile Net Loss to Net Cash
(Used) in Operating Activities:
Changes in Assets and Liabilities:
(Increase) in Prepaid Expenses	(1,112)	-	(1,112)
Increase (Decrease) in Accounts Payable	(2,662)	6,844	7,275
Increase in Accrued Consulting	7,500	7,500	26,667
Increase in Accrued Interest	6,420	2,206	11,295
Net Cash (Used) in Operating Activities	(27,427)	(33,602)	(121,651)
Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	27,725	33,550	87,075
Proceeds from Sale of Common Stock	-	-	35,650
Net Cash Provided by Financing Activities	27,725	33,550	122,725
Increase (Decrease) in Cash and Cash Equivalents	298	(52)	1,074
Cash and Cash Equivalents – Beginning of Period	776	746	-
Cash and Cash Equivalents – End of Period	$1,074	$694	$1,074

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Darkstar Ventures, Inc. (“the Company”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company. The Company originally intended to market and sell eco-friendly health and wellness products to the general public via the internet. The Company has been dormant from its inception to May 1, 2011. The Company has since abandoned its business plan and is a shell company seeking an operating company with which to merge or to acquire. There can be no assurance that we will be able to identify a company and successfully effect such a business combination or merger.

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $ 37,573 for the nine months ended April 30, 2014, and a net loss of $ 165,776 for the period May 8, 2007 (inception) to April 30, 2014. In addition, the Company has a working capital and stockholders’ deficiency of $ 130,126 at April 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended April 30, 2014 the Company borrowed an additional $ 27,725 on the Note Payable to First Line (see Note 3). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies

Reclassification of accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development. stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information.

NOTE 3 - Note Payable

Note payable, First Line Capital, LLC, bears interest at 8% per annum and is due March 31, 2015. The note allows the Company to borrow any amount in increments of up to $50,000. For the period April 1, 2013 to October 7, 2013, the Note was in default and interest was accrued at the default rate of 15%. On October 8, 2013, the Note was extended to March 31, 2014. Also the note was in default for the period April 1, 2014 to June 9, 2014 and interest was accrued at the default rate of 15%. On June 10, 2014, the Note was extended to March 31, 2015. As of such date, it is no longer in default. Accrued interest on this note was $11,295 and $4,875 as of April 30, 2014 and July 31, 2013, respectively.

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

DARKSTAR VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - Common Stock

On May 1, 2011 the Company sold 97,500,000 shares of common stock for $650 to the Founder of the Company.

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

NOTE 6 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of April 30, 2014 and July 31, 2013, accrued consulting fees amounted to $26,667 and $19,167, respectively.

NOTE 7 - Subsequent events

On May 12, 2014, the Company borrowed an additional $3,615 on the Note Payable to First Line Capital, increasing the balance owed to $90,690 (See Note 3).

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

For the three months ended April 30, 2014 and April 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended April 30, 2014 and April 30, 2013.

Total operating expenses

For the three months ended April 30, 2014, total operating expenses were $7,134, which included professional fees in the amount of $4,250, consulting fees of $2,500 and general and administrative expenses of $384. For the three months ended April 30, 2013, total operating expenses were $13,967, which included professional fees in the amount of $9,750, consulting fees of $2,500 and general and administrative expenses of $1,717. Professional fees were higher during the three months ended April 30, 2013 compared to April 30, 2014 primarily due to additional securities filings during this period.

Other Income (Expense)

Other Income (Expense) consists of interest expense of $2,294 and $1,019 for the three months ended April 30, 2014 and April 30, 2013, respectively. Interest expense was higher primarily due to a higher principal balance outstanding.

Net loss

For the three months ended April 30, 2014, the Company had a net loss of $9,428, as compared to a net loss for the three months ended April 30, 2013 of $14,986. For the period May 8, 2007 (inception) to April 30, 2014 the Company incurred a net loss of $165,776.

For the nine months ended April 30, 2014 and April 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the nine months ended April 30, 2014 and April 30, 2013.

Total operating expenses

For the nine months ended April 30, 2014, total operating expenses were $31,152, which included professional fees in the amount of $20,957, consulting fees of $7,500 and general and administrative expenses of $2,695. For the nine months ended April 30, 2013, total operating expenses were $47,946, which included professional fees in the amount of $33,250, consulting fees of $7,500 and general and administrative expenses of $7,196. Professional fees were higher during the nine months ended April 30, 2013 compared to April 30, 2014 primarily due to additional securities filings during this period.

Other Income (Expense)

Other Income (Expense) consists of interest expense of $6,421 and $2,206 for the nine months ended April 30, 2014 and April 30, 2013, respectively. Interest expense was higher primarily due to a higher principal balance outstanding.

Net loss

For the nine months ended April 30, 2014, the Company had a net loss of $37,573, as compared to a net loss for the nine months ended April 30, 2013 of $50,152. For the period May 8, 2007 (inception) to April 30, 2014 the Company incurred a net loss of $165,776.

Liquidity and Capital Resources

As of April 30, 2014, the Company had a cash balance of $1,074. We currently have the ability to borrow any amount in increments of up to $50,000 from our consultant First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2015. As of April 30, 2014, we owed First Line $11,295 of accrued interest. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

The Company believes that it will require $25,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our agreement with First Line to borrow funds, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $9,428 for the quarter ended April 30, 2014, and a net loss of $165,776 for the period May 8, 2007 (inception) to April 30, 2014. In addition, the Company has a working capital and stockholders’ deficiency of $130,126 at April 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of April 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

On June 10, 2014, Israel Povarsky informed the Company that he will be resigning as a director and secretary of the Company effective as of such date. Mr. Povarsky resigned as a result of time constraints resulting from other duties and the need for the board to rejuvenate and add new directors. The Company is not aware of any disagreements between Mr. Povarsky and any other officer or director of the Company.

We are providing Mr. Povarsky with a copy of this report concurrent with this filing. Should any subsequent communications with either director regarding their decision to resign reveal any disagreement between him and the Company, the Board of Directors or any executive officer of the Company regarding our operations, policies or practices, we will amend this report accordingly to disclose any such disagreement.

Item 6. Exhibits.

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: June 11, 2014	By	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)