Form 10-K
period 2014-07-31
Darkstar Ventures, Inc.
filed 2014-10-24
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

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

As of October 20, 2014, 107,145,000 shares of the issuer’s common stock were issued and outstanding.

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

As of October 20, 2014, there were 107,145,000 shares of common stock issued and outstanding, which were held by 40 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There are no sales of unregistered securities during the Company’s fiscal year ended July 31, 2014.

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

Overview

We are a shell company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into the LOI with Real Aesthetic to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic.

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

Results of Operations

For the years ended July 31, 2014 and July 31, 2013

Revenues

The Company did not generate any revenues during the years ended July 31, 2014 and July 31, 2013.

Total operating expenses

During the year ended July 31, 2014, total operating expenses were $39,733, which consisted of professional fees of $27,408, general and administrative expenses of $2,325 and consulting fees of $10,000. During the year ended July 31, 2013, total operating expenses were $60,284, which consisted of professional fees of $40,500, general and administrative expenses of $9,784 and consulting fees of $10,000. Professional and filing fees decreased $20,551 from year ended July 31, 2013 since there was no contemplated transaction during the year ended July 31, 2014.

Net loss

During the year ended July 31, 2014, the Company had a net loss of $48,651, as compared with a net loss of $65,017 for the year ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, the Company had a cash balance of $556. We currently have the ability to borrow from our consultant First Line Capital, LLC, a New York limited liability company (“First Line”), with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2015. As of July 31, 2014 we were indebted to First Line in the principal amount of $90,690 and $13,793 of accrued interest thereon.

We had previously entered into a one-year consulting agreement commencing September 1, 2011 with First Line under which First Line will provide certain business and corporate development services to us for an annual consulting fee of $10,000 payable on August 31st. The agreement automatically renews for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. On October 14, 2014, the parties entered into an amendment to the consulting agreement providing that the agreement will terminate July 31, 2015.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our note with First Line, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a shell company and has no operations. The Company had no revenues and incurred a net loss of $48,651 for the year ended July 31, 2014 and a net loss of $ 65,017 for the year ended July 31, 2013. In addition, the Company had a working capital and stockholders’ deficiency of $141,204 at July 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Darkstar Ventures, Inc.

We have audited the accompanying balance sheets of Darkstar Ventures, Inc. (a Development Stage Company) (“the Company”) as of July 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended July 31, 2014, and the period May 8, 2007 (inception) to July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures, Inc. at July 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2014, and the period May 8, 2007 (inception) to July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company, had no revenues and has incurred a cumulative net loss since inception. In addition, the Company has a working capital deficiency and stockholders’ deficiency at July 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

October 24, 2014

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	July 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$556	$776

Total Current Assets	556	776

Total Assets	$556	$776

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable	$51,070	$33,979
Note Payable	90,690	59,350

Total Current Liabilities	141,760	93,329

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value, 5,000,000 shares authorized,none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,107,145,000 shares issued and outstanding at July 31, 2014 and July 31, 2013	10,714	10,714
Additional Paid-In Capital	24,936	24,936
Deficit Accumulated During the Development Stage	(176,854)	(128,203)

Total Stockholders’ Deficiency	(141,204)	(92,553)

Total Liabilities and Stockholders’ Deficiency	$556	$776

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013	For the Period May 8, 2007 (Inception) to July 31, 2014

Net Revenues	$-	$-	$-
Costs and Expenses:
Professional Fees	27,408	40,500	109,274
Consulting Fees	10,000	10,000	29,167
Web Site Development	-	-	5,000
General and Administrative Expenses	2,325	9,784	19,620
Total Costs and Expenses	39,733	60,284	163,061
Operating Loss	(39,733)	(60,284)	(163,061)
Other Income (Expense):
Interest Expense	(8,918)	(4,733)	(13,793)
Total Other Income (Expense)	(8,918)	(4,733)	(13,793)
Net Loss	$(48,651)	$(65,017)	$(176,854)
Basic and Diluted Loss Per Common Share	$(.00)	$(.00)
Weighted Average Common Shares Outstanding	107,145,000	141,898,644

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD MAY 8, 2007 (INCEPTION) TO JULY 31, 2014

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, May 8, 2007	-	$-	$-	$-	$-

Balance, July 31, 2007	-	-	-	-	-

Balance, July 31, 2008	-	-	-	-	-

Balance, July 31, 2009	-	-	-	-	-

Balance, July 31, 2010	-	-	-	-	-

Common Stock Issued to Founder at $.0000067 Per Share, May 1, 2011	97,500,000	9,750	(9,100)	-	650

Common Stock Issued to Private Investors at $.00067 Per Share, June 28 , 2011	52,500,000	5,250	29,750	-	35,000

Net Loss for the Year Ended July 31, 2011	-	-	-	(17,323)	(17,323)

Balance, July 31, 2011	150,000,000	15,000	20,650	(17,323)	18,327

Net Loss for the Year Ended July 31, 2012	-	-	-	(45,863)	(45,863)

Balance, July 31, 2012	150,000,000	15,000	20,650	(63,186)	(27,536)

Shares cancelled by Company CEO May 23, 2013	(42,855,000)	(4,286)	4,286	-	-

Net Loss for the Year Ended July 31, 2013	-	-	-	(65,017)	(65,017)

Balance, July 31, 2013	107,145,000	10,714	24,936	(128,203)	(92,553)

Net Loss for the Year Ended July 31, 2014	-	-	-	(48,651)	(48,651)

Balance, July 31, 2014	107,145,000	$10,714	$24,936	$(176,854)	$(141,204)

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

	For the Year Ended July 31, 2014	For the Year Ended July 31, 2013	For the Period May 8, 2007 (Inception) to July 31, 2014

Cash Flows from Operating Activities:
Net Loss	$(48,651)	$(65,017)	$(176,854)
Adjustments to Reconcile Net Loss to Net Cash :
(Used) in Operating Activities
Changes in Assets and Liabilities:
Increase in Accounts Payable	17,091	22,897	51,070

Net Cash (Used) in Operating Activities	(31,560)	(42,120)	(125,784)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	31,340	42,150	90,690
Proceeds from Sale of Common Stock	-	-	35,650

Net Cash Provided by Financing Activities	31,340	42,150	126,340

Increase (Decrease) in Cash	(220)	30	556

Cash – Beginning of Period	776	746	-

Cash – End of Period	$556	$776	$556

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  Summary of Significant Accounting Policies

Organization

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not generated revenues from planned principal operations and is considered a development stage company. The Company originally intended to market and sell eco-friendly health and wellness products to the general public via the internet. The Company was dormant from its inception to May 1, 2011. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire. There can be no assurance that we will be able to identify a company and successfully effect such a business combination or merger.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the year ended July 31, 2014 and for the period May 8, 2007 (inception) to July 31, 2014.

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

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the year ended July 31, 2014 and the period May 8, 2007 (inception) to July 31, 2014.

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

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  Summary of Significant Accounting Policies (Continued)

Fair Value Measurements (continued)

The Company's financial instruments include cash and equivalents, accounts payable and notes payable. These items are determined to be a Level 1 fair value measurement.

The carrying amounts of cash and equivalents, accounts payable and notes payable approximate fair value because of the short maturity of these instruments.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to date information.

NOTE 2 -  Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $48,651 for the year ended July 31, 2014, and a net loss of $ 65,017 for the year ended July 31, 2013. In addition, the Company had a working capital and stockholders’ deficiency of $141,204 at July 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended July 31, 2014 the Company borrowed $31,340 on the Note Payable to First Line (see Note 3). There can be no assurances that the Company will be able to raise the additional funds it requires.

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 -  Note Payable

Note payable, First Line Capital, LLC, bears interest at 8% per annum and is due March 31, 2015. The note allows the Company to borrow any amount in increments of up to $50,000. Accrued interest on this note included in Accounts Payable was $13,793 and $4,875 as of July 31, 2014 and July 31, 2013, respectively.

For the period April 1, 2014 to June 9, 2014, the Note was in default and interest was accrued at the default rate of 15%. On June 10, 2014, the Note Payable to First Line Capital LLC was extended to March 31, 2015. As of such date, it is no longer in default.

NOTE 4 -  Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC (“First Line”) under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of July 31, 2014 and July 31, 2013 accrued consulting fees included in Accounts Payable amounted to $29,167 and $19,167, respectively. On October 14, 2014, the parties entered into an amendment to the consulting agreement providing that the agreement will terminate July 31, 2015. Compensation terms under the amended agreement remained the same (See Note 8).

NOTE 5 -  Income Taxes

At July 31, 2014 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $177,000, which may be applied against future taxable income, if any, through 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2014 the Company had a deferred tax asset of approximately $60,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $16,000 for the year ended July 31, 2014.

NOTE 6 -  Common Stock

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

NOTE 8 -   Subsequent Events

On September 17, 2014, the Company borrowed an additional $5,480 on the Note Payable to First Line Capital, increasing the balance owed to $96,170 (See Note 3).

On October 14, 2014, the parties entered into an amendment to the consulting agreement providing that the agreement will terminate July 31, 2015. Compensation terms under the amended agreement remained the same (See Note 4).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2014, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2014, our internal control over financial reporting was effective.

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

Name and Business Address	Age	Position
Chizkyau Lapin	38	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

Chizkyau Lapin has been our Chairman, President and Chief Executive Officer since we were established in May 2007. Since 2002, Mr. Lapin has owned and operated a small software development firm in Israel. Mr. Chizkyau’s experience in software development and small business management led to the conclusion that Mr. Chizkyau should serve as a director of our company.

As previously reported, on June 10, 2014, Israel Povarsky resigned as a director and secretary of the Company.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 20, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 107,145,000 shares of our common stock issued and outstanding as of October 20, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Darkstar Ventures, Inc., 410 Park Avenue, 15th Floor, New York, New York 10022.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Chizkyau Lapin	54,645,000	51%

Directors and officers as a group (1 person)	54,645,000	51%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

We currently use as a mailing address the executive offices of our consultant, First Line Capital. No payment has been made to First Line Capital. We have a consulting agreement with First Line Capital for an annual fee of $10,000, payable on August 31st, pursuant to which First Line Capital provides certain business and corporate development services to us for during the term of the agreement. The agreement automatically renews for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. The current term expires July 31, 2015.

We currently have the ability to borrow from First Line, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2015. As of July 31, 2014 we are indebted to First Line in the principal amount of $90,690 and accrued interest of $13,793.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2014	Fiscal Year Ended July 31, 2013
Audit Fees	$14,000	$20,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Form of Regulation S Subscription Agreement (1)
10.2	Consulting Agreement, dated September 1, 2011 between the Company and First Line Capital LLC (2)
10.3	Affiliate Service Agreement between the Company and Sharesale.com, Inc. (2)
10.4	Promissory Note, dated March 13, 2012, issued to First Line Capital LLC (3)
10.5	Letter of Intent, dated November 20, 2012 with Real Aesthetics, Inc. (4)
10.6	Extension Letter dated June 10, 2014 between the Company and First Line Capital, LLC*
10.7	Amendment to Consulting Agreement dated October 14, 2014 between the Company and First Line Capital LLC *
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

_________________

*Filed herewith

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

DARKSTAR VENTURES, INC.

Dated: October 24, 2014	By:	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 24, 2014	By:	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

