Form 10-Q
period 2014-10-31
Darkstar Ventures, Inc.
filed 2014-12-12
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2014

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

As of December 9, 2014, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	October 31, 2014	July 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$494	$556

Total Current Assets	494	556

Total Assets	$494	$556

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts Payable	$62,911	$51,070
Note Payable	96,170	90,690

Total Current Liabilities	159,081	141,760

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value 500,000,000 shares authorized, 107,145,000 shares issued and outstanding at October 31, 2014 and July 31, 2014	10,714	10,714
Additional Paid-In Capital	24,936	24,936
Deficit Accumulated During the Development Stage	(194,237)	(176,854)

Total Stockholders’ Deficiency	(158,587)	(141,204)

Total Liabilities and Stockholders’ Deficiency	$494	$556

The accompanying notes are an integral part of these condensed financial statements.

F-1

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

			For the Period
	For the Quarter Ended October 31,		May 8, 2007 (Inception) to
	2014	2013	October 31, 2014

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	11,810	13,570	121,084
Consulting Fees	2,500	2,500	31,667
Web Site Development	-	-	5,000
General and Administrative Expenses	1,191	1,219	20,811

Total Costs and Expenses	15,501	17,289	178,562

Operating Loss	(15,501)	(17,289)	(178,562)
Other Income (Expense)
Interest Expense	(1,882)	(2,538)	(15,675)
Total Other Income (Expense)	(1,882)	(2,538)	(15,675)

Net Loss	$(17,383)	$(19,827)	$(194,237)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	107,145,000	107,145,000

The accompanying notes are an integral part of these condensed financial statements.

F-2

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER ENDED OCTOBER 31, 2014

(UNAUDITED)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, August 1, 2014	107,145,000	$10,714	$24,936	$(176,854)	$(141,204)
Net Loss for the Quarter Ended October 31, 2014	-	-	-	(17,383)	(17,383)

Balance, October 31, 2014	107,145,000	$10,714	$24,936	$(194,237)	$(158,587)

The accompanying notes are an integral part of these condensed financial statements.

F-3

DARKSTAR VENTURES, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Quarter Ended		For the Period May 8, 2007
	October 31,		(Inception) to
	2014	2013	October 31,2014

Cash Flows from Operating Activities:
Net Loss	$(17,383)	$(19,827)	$(194,237)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	11,841	6,571	62,911

Net Cash (Used) in Operating Activities	(5,542)	(13,256)	(131,326)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Borrowings	5,480	14,200	96,170
Proceeds from Sale of Common Stock	-	-	35,650

Net Cash Provided by Financing Activities	5,480	14,200	131,820

Increase (Decrease) in Cash and Cash Equivalents	(62)	944	494

Cash and Cash Equivalents – Beginning of Period	556	776	-

Cash and Cash Equivalents – End of Period	$494	$1,720	$494

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

F-4

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s July 31, 2014 audited financial statements and notes thereto included in the Company’s annual report on Form 10-K filed on October 24, 2014.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $17,383 for the quarter ended October 31, 2014, and a net loss of $ 194,237 for the period May 8, 2007 (inception) to October 31, 2014. In addition, the Company has a working capital and stockholders’ deficiency of $158,587 at October 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the quarter ended October 31, 2014 the Company borrowed an additional $5,480 on the Note Payable to First Line (see Note 3). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

F-5

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

NOTE 3 - Note Payable

Note payable, First Line Capital, LLC, bears interest at 8% per annum and is due March 31, 2015. The note allows the Company to borrow any amount in increments of up to $50,000. Accrued interest on this note included in Accounts Payable was $15,675 and $13,793 as of October 31, 2014 and July 31, 2014, respectively.

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

NOTE 5 - Common Stock

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

F-6

DARKSTAR VENTURES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of October 31, 2014 and July 31, 2014, accrued consulting fees included in Accounts Payable amounted to $31,667 and $29,167, respectively. On October 14, 2014, the parties entered into an amendment to the consulting agreement providing that the agreement will terminate July 31, 2015. Compensation terms under the amended agreement remained the same.

NOTE 7 - Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

F-7

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Quarterly Report on Form 10-Q, references to the “Company,” “Darkstar”, “we,” “our” or “us” refer to Darkstar Ventures, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding our anticipated business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. For a more detailed listing of some of the risks and uncertainties facing the Company, please see the Company’s Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission on January 19, 2012.

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

3

For the three months ended October 31, 2014 and October 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues during the three months ended October 31, 2014 and October 31, 2013.

Total operating expenses

For the three months ended October 31, 2014, total operating expenses were $15,501, which included professional fees in the amount of $11,810, consulting fees of $2,500 and general and administrative expenses of $1,191.For the three months ended October 31, 2013, total operating expenses were $17,289, which included professional fees in the amount of $13,570, consulting fees of $2,500 and general and administrative expenses of $1,219.

Net loss

For the three months ended October 31, 2014, the Company had a net loss of $17,383, as compared to a net loss for the three months ended October 31, 2013 of $19,827. For the period May 8, 2007 (inception) to October 31, 2014 the Company incurred a net loss of $194,237.

Liquidity and Capital Resources

As of October 31, 2014, the Company had a cash balance of $494. We have paid for our expenses by borrowing from our consultant First Line Capital, LLC, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, due March 31, 2015. From March 2012 through October 31, 2014 the Company borrowed $96,170. During the quarter ended October 31, 2014 the Company borrowed an additional $5,480 from First Line Capital. Accrued interest on this note included in Accounts Payable was $15,675 as of October 31, 2014. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. Other than our note with First Line, there can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $17,383 for the quarter ended October 31, 2014, and a net loss of $ 194,237 for the period May 8, 2007 (inception) to October 31, 2014. In addition, the Company has a working capital and stockholders’ deficiency of $158,587 at October 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and consummate a potential acquisition. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

4

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

 Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of October 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

PART II. OTHER INFORMATION

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

6

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

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: December 12, 2014	By:	/s/ Chizkyau Lapin
Name: Chizkyau Lapin
Title: Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)

8