Form 10-Q
period 2015-01-31
Darkstar Ventures, Inc.
filed 2015-03-16
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 2015

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

As of March 13, 2015, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

CONDENSED BALANCE SHEET

	January 31, 2015	July 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$419	$556

Total Current Assets	419	556

Total Assets	$419	$556

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$73,370	$51,070
Note Payable	96,170	90,690

Total Current Liabilities	169,540	141,760

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value 500,000,000 shares authorized, 107,145,000 shares issued and outstanding	10,714	10,714
Additional Paid-In Capital	24,936	24,936
Accumulated Deficit	(204,771)	(176,854)

Total Stockholders’ Deficiency	(169,121)	(141,204)

Total Liabilities and Stockholders’ Deficiency	$419	$556

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended		For the Quarter Ended
	January 31,		January 31,
	2015	2014	2015	2014

Net Revenues	$-	$-	$-	-

Costs and Expenses:
Professional Fees	17,260	16,707	5,450	3,137
Consulting Fees	5,000	5,000	2,500	2,500
General and Administrative Expenses	1,836	2,311	645	1,092

Total Costs and Expenses	24,096	24,018	8,595	6,729

Operating Loss	(24,096)	(24,018)	(8,595)	(6,729)

Other Income (Expense)
Interest Expense	(3,821)	(4,127)	(1,939)	(1,589)
Total Other Income (Expense)	(3,821)	(4,127)	(1,939)	(1,589)

Net Loss	$(27,917)	$(28,145)	$(10,534)	$(8,318)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	107,145,000	107,145,000	107,145,000	107,145,000

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE SIX MONTHS ENDED JANUARY 31, 2015

(UNAUDITED)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2014	107,145,000	$10,714	$24,936	$(176,854)	$(141,204)
Net Loss for the Six Months Ended January 31, 2015	-	-	-	(27,917)	(27,917)

Balance, January 31, 2015	107,145,000	$10,714	$24,936	$(204,771)	(169,121)

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	January 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(27,917)	$(28,145)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
(Increase) in Prepaid Expenses	-	(1,113)
Increase in Accounts Payable	22,300	6,290

Net Cash (Used) in Operating Activities	(5,617)	(22,968)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds from Note Payable	5,480	23,300

Net Cash Provided by Financing Activities	5,480	23,300

Increase (Decrease) in Cash and Cash Equivalents	(137)	332

Cash and Cash Equivalents – Beginning of Period	556	776

Cash and Cash Equivalents – End of Period	$419	$1,108

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company has not generated revenues from planned principal operations. The Company has been dormant and is seeking an operating company with which to merge or to acquire. There can be no assurance that we will be able to identify a company and successfully effect such a business combination or merger.

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

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $27,917 for the six months ended January 31, 2015. In addition, the Company has a working capital and stockholders’ deficiency of $169,121 at January 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended January 31, 2015 the Company borrowed an additional $5,480 on the Note Payable to First Line Capital, LLC (see Note 3). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

DARKSTAR VENTURES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 will be effective for interim and annual reporting periods beginning after December 15, 2014. The update became effective for the Company during the quarter ended January 31, 2015. The adoption of this standard has no effect on the Company’s results of operations.

NOTE 3 - Note Payable

Note payable, First Line Capital, LLC, bears interest at 8% per annum and is due March 31, 2015. The note allows the Company to borrow any amount in increments of up to $50,000. Accrued interest on this note included in Accounts Payable was $17,614 and $13,793 as of January 31, 2015 and July 31, 2014, respectively.

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

NOTE 5 - Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of January 31, 2015 and July 31, 2014, accrued consulting fees included in Accounts Payable amounted to $34,167 and $29,167, respectively. On October 14, 2014, the parties entered into an amendment to the consulting agreement providing that the agreement will terminate July 31, 2015. Compensation terms under the amended agreement remained the same.

NOTE 6 - Subsequent Events

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

Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements of the Company which are included elsewhere in this Form 10-Q. Certain statements contained in this report, including statements regarding our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

History

We were originally established to offer eco-friendly health and wellness products to the general public via the internet. We are currently a shell company seeking an acquisition candidate. There can be no assurances that we will be successful in doing so, or on favourable terms.

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

For the three months ended January 31, 2015 and January 31, 2014

Revenues

The Company did not generate any revenues during the three months ended January 31, 2015 and January 31, 2014.

Total operating expenses

For the three months ended January 31, 2015, total operating expenses were $8,595, which included professional fees in the amount of $5,450, consulting fees of $2,500 and general and administrative expenses of $645. For the three months ended January 31, 2014, total operating expenses were $6,729, which included professional fees in the amount of $3,137, consulting fees of $2,500 and general and administrative expenses of $1,092.

Net loss

For the three months ended January 31, 2015, the Company had a net loss of $10,534, as compared to a net loss for the three months ended January 31, 2014 of $8,318.

For the six months ended January 31, 2015 and January 31, 2014

Revenues

The Company did not generate any revenues during the six months ended January 31, 2015 and January 31, 2014.

Total operating expenses

For the six months ended January 31, 2015, total operating expenses were $24,096, which included professional fees in the amount of $17,260, consulting fees of $5,000 and general and administrative expenses of $1,836. For the six months ended January 31, 2014, total operating expenses were $24,018, which included professional fees in the amount of $16,707, consulting fees of $5,000 and general and administrative expenses of $2,311.

Net loss

For the six months ended January 31, 2015, the Company had a net loss of $27,917, as compared to a net loss for the six months ended January 31, 2014 of $28,145.

Liquidity and Capital Resources

As of January 31, 2015, the Company had a cash balance of $419. During the six months ended January 31, 2015, the Company borrowed an additional $5,480 on the note payable to First Line Capital, LLC. The note, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, is due March 31, 2015. As of January 31, 2015, we owed First Line $96,170 on the note payable, and $17,614 of accrued interest. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

The Company believes that it will require $35,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. Other than our note with First Line, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $27,917 for six months’ ended January 31, 2015. In addition, the Company had a working capital and stockholders’ deficiency of $169,121 at January 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of January 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

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

DARKSTAR VENTURES, INC.

Dated: March 16, 2015	By:	/s/ Chizkyau Lapin
	Name:	Chizkyau Lapin
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)

