Form 10-Q
period 2015-04-30
Darkstar Ventures, Inc.
filed 2015-06-12
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2015

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

As of June 11, 2015, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

CONDENSED BALANCE SHEET

	April 30, 2015	July 31, 2014
	(Unaudited)

ASSETS

Current Assets:

Cash and Cash Equivalents	$413	$556

Total Current Assets	413	556

Total Assets	$413	$556

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:

Accounts Payable	$67,318	$51,070

Note Payable	115,670	90,690

Total Current Liabilities	182,988	141,760

Commitments and Contingencies

Stockholders’ Deficiency:

Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-

Common Stock, $.0001 par value; 500,000,000 shares authorized, 107,145,000 shares issued and outstanding	10,714	10,714

Additional Paid-In Capital	24,936	24,936

Accumulated Deficit	(218,225)	(176,854)

Total Stockholders’ Deficiency	(182,575)	(141,204)

Total Liabilities and Stockholders’ Deficiency	$413	$556

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended		For the Quarter Ended
	April 30,		April 30,
	2015	2014	2015	2014

Net Revenues	$-	$-	$-	-

Costs and Expenses:

Professional Fees	24,010	20,957	6,750	4,250

Consulting Fees	7,500	7,500	2,500	2,500

General and Administrative Expenses	3,913	2,694	2,077	383

Total Costs and Expenses	35,423	31,151	11,327	7,133

Operating Loss	(35,423)	(31,151)	(11,327)	(7,133)

Other Income (Expense)

Interest Expense	(5,948)	(6,421)	(2,127)	(2,294)

Total Other Income (Expense)	(5,948)	(6,421)	(2,127)	(2,294)

Net Loss	$(41,371)	$(37,572)	$(13,454)	$(9,427)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	107,145,000	107,145,000	107,145,000	107,145,000

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED APRIL 30, 2015

(UNAUDITED)

			Additional
	Common Stock		Paid-I	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, August 1, 2014	107,145,000	$10,714	$24,936	$(176,854)	$(141,204)

Net Loss for the Nine Months Ended April 30, 2015	-	-	-	(41,371)	(41,371)

Balance, April 30, 2015	107,145,000	$10,714	$24,936	$(218,225)	$(182,575)

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	April 30,
	2015	2014

Cash Flows from Operating Activities:

Net Loss	$(41,371)	$(37,573)

Adjustments to Reconcile Net Loss to Net Cash

(Used) in Operating Activities:

Changes in Assets and Liabilities:

(Increase) in Prepaid Expenses	-	(1,112)

Increase (Decrease) in Accounts Payable	2,800	(2,662)

Increase in Accrued Consulting	7,500	7,500

Increase in Accrued Interest	5,948	6,420

Net Cash (Used) in Operating Activities	(25,123)	(27,427)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:

Proceeds from Borrowings	24,980	27,725

Net Cash Provided by Financing Activities	24,980	27,725

Increase (Decrease) in Cash and Cash Equivalents	(143)	298

Cash and Cash Equivalents – Beginning of Period	556	776

Cash and Cash Equivalents – End of Period	$413	$1,074

Supplemental Disclosures of Cash Flow Information:

Interest Paid	$-	$-

Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

DARKSTAR VENTURES, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Organization and Basis of Presentation

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

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $41,371 for the nine months ended April 30, 2015. In addition, the Company has a working capital and stockholders’ deficiency of $182,575 at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended April 30, 2015 the Company borrowed an additional $19,500 on the Note Payable to First Line Capital, LLC (see Note 3). There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

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

Note payable, First Line Capital, LLC, bears interest at 8% per annum and is due March 31, 2015. The note allows the Company to borrow any amount in increments of up to $50,000. Accrued interest on this note included in Accounts Payable was $19,741 and $13,793 as of April 30, 2015 and July 31, 2014, respectively. As of April 30, 2015 the note payable was past due.

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

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC ("First Line") under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of April 30, 2015 and July 31, 2014, accrued consulting fees included in Accounts Payable amounted to $36,667 and $29,167, respectively. On October 14, 2014, the parties entered into an amendment to the consulting agreement providing that the agreement will terminate July 31, 2015. Compensation terms under the amended agreement remained the same.

NOTE 6 -	Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

On June 11, 2015, an officer and shareholder of the Company purchased all of our outstanding indebtedness from First Line Capital, LLC.

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

History

We were originally established to offer eco-friendly health and wellness products to the general public via the internet. 51% of our issued and outstanding common stock was recently purchased by Mr. Avraham Bengio, an individual resident in Israel. On June 4, 2015, First Line Capital LLC terminated its consulting agreement with us. On June 11, 2015, Mr. Bengio purchased all of our outstanding indebtedness from First Line Capital, LLC, which had lent us money in addition to acting as a consultant to us. We are currently a shell company seeking an operating business. There can be no assurances that we will be successful in doing so, or on favorable terms.

Plan of Operation

Given our limited resources and the fact that we have never generated any revenues from the sale of our products, we have abandoned our original business plan. We are attempting to identify a business opportunity in which we can invest. We would seek, investigate and, if such investigation warrants, acquire an interest in one or more business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of a publicly held corporation. At this time, we have no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation. No member of management or promoter of the Company has had any material discussions with any other company with respect to any acquisition of that company.

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

2

For the three months ended April 30, 2015 and April 30, 2014

Revenues

The Company did not generate any revenues during the three months ended April 30, 2015 and April 30, 2014.

Total operating expenses

For the three months ended April 30, 2015, total operating expenses were $11,327 which included professional fees in the amount of $6,750 consulting fees of $2,500 and general and administrative expenses of $2,077. For the three months ended April 30, 2014, total operating expenses were $7,133, which included professional fees in the amount of $4,250 consulting fees of $2,500 and general and administrative expenses of $383.

Net loss

For the three months ended April 30, 2015, the Company had a net loss of $13,454 as compared to a net loss for the three months ended April 30, 2014 of $9,427.

For the nine months ended April 30, 2015 and April 30, 2014

Revenues

The Company did not generate any revenues during the nine months ended April 30, 2015 and April 30, 2014.

Total operating expenses

For the nine months ended April 30, 2015, total operating expenses were $35,423, which included professional fees in the amount of $24,010, consulting fees of $7,500 and general and administrative expenses of $3,913. For the nine months ended April 30, 2014, total operating expenses were $31,151, which included professional fees in the amount of $20,957, consulting fees of $7,500 and general and administrative expenses of $2,694.

Net loss

For the nine months ended April 30, 2015, the Company had a net loss of $41,371, as compared to a net loss for the nine months ended April 30, 2014 of $37,572.

Liquidity and Capital Resources

As of April 30, 2015, the Company had a cash balance of $413. During the nine months ended April 30, 2015, the Company borrowed an additional $24,980 on the note payable to First Line Capital, LLC. The note, with all such borrowings along with accrued interest on the outstanding balance at 8% per annum, was purchased by Mr. Avraham Bengio, our 51% shareholder, on June 11, 2015. The note was due on March 31, 2015, and had been overdue. The note is now payable on the demand of Mr. Bengio. As of April 30, 2015, we owed First Line $115,980 on the note payable, including accrued interest. There can be no assurances that the Company will be able to generate revenues or raise the additional funds it requires.

The Company believes that it will require approximately $35,000 for the next twelve months and its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

3

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $41,371 for nine months’ ended April 30, 2015. In addition, the Company had a working capital and stockholders’ deficiency of $182,575 at April 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of April 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015 to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

4

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: June 12, 2015	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and director (Principal Executive Officer and Principal Financial and Accounting Officer)

6