Form 10-K
period 2015-07-31
Darkstar Ventures, Inc.
filed 2015-10-28
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

Commission file number: 000-54649

DARKSTAR VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State of incorporation)	(I.R.S. Employer Identification No.)

7 ELIEZRI STREET

JERUSALEM , ISRAEL

(Address of principal executive offices)

972544592892

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

There is no trading market for the registrant’s common stock. Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter.

As of October 26, 2015, 107,145,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Darkstar Ventures, Inc., unless the context otherwise indicates .

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

The Registrant has recently determined, through its recently established, wholly-owned new Israeli subsidiary, Bengio Urban Renewals Ltd to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. We believe, based upon the current real estate market in Israel, that urban renewal projects present an opportunity for us to generate revenues and profits, which we have never experienced since our inception.  The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or replacing existing buildings.

Additionally, municipalities have express their concern that many buildings constructed before 1980 will be unable to withstand earthquakes. In Israel, very few apartment buildings are owned by a single person or entity and since the majority of apartments within buildings are privately owned, the burden to renovate buildings in order to render them safer in the event of a major earthquake primarily falls on the the multiple owners of various apartment buildings and complexes.

“Tama 38” is an Israeli national zoning plan whereby a contractor assumes the responsibility of renovating an apartment building. In exchange for covering all costs of renovations, securing building permits and paying requisite taxes, the contractor has is granted the right to build additional floors to the existing building and sell the apartments built on these floors.

The apartment owners benefit by receiving a modernized building, strengthened against earthquakes, as well as the additional apartments added to their buildings. In some cases balconies, storage rooms, parking spaces and elevators may be added as well, further enhancing the building’s value.

“Pinui Binui” projects are defined as development where the residents of apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  The tenants then return to new apartments in the newly finished and renovated building.  The contractor pays all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the contractor adds new apartments in the building which are sold to generate profit.

As with “Tama 38,” the value of the apartments in the building is increased thereby benefitting the owners and the tenants return to a new, often larger and safer apartment in a building often with more amenities.

Our management believes that this convergence of several current market factors should potentially provide an excellent opportunity for the Registrant and its shareholders. Nevertheless, there can be no assurance that we will be successful in our new endeavors or that we will have the necessary capital to fulfill our new business plan.

Competition

There are several Companies in Israel engaged in TAMA 38 however , the Company will continue to be at a significant competitor vis-a-vis the Company's competitors.

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

Employees

We are a development stage company and currently have no full time employees. All functions including development, strategy, negotiations and administration are currently being provided by our executive officer, who is also our director, on a voluntary basis.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not lease or own any real property. We do not believe that at this stage in our development we need physical space. We use the executive offices of our Director . The address is 7 Eliezri Street Jerusalem , Israel

Item 3. Legal Proceedings

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

As of October 26, 2015, there were 107,145,000 shares of common stock issued and outstanding, which were held by 40 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There are no sales of unregistered securities during the Company’s fiscal year ended July 31, 2015.

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

Plan of Operation

The Registrant has recently determined, through its recently established, wholly-owned new Israeli subsidiary, Bengio Urban Renewals Ltd to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. We believe, based upon the current real estate market in Israel, that urban renewal projects present an opportunity for us to generate revenues and profits, which we have never experienced since our inception.  The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or replacing existing buildings.

Additionally, municipalities have express their concern that many buildings constructed before 1980 will be unable to withstand earthquakes. In Israel, very few apartment buildings are owned by a single person or entity and since the majority of apartments within buildings are privately owned, the burden to renovate buildings in order to render them safer in the event of a major earthquake primarily falls on the the multiple owners of various apartment buildings and complexes.

“Tama 38” is an Israeli national zoning plan whereby a contractor assumes the responsibility of renovating an apartment building. In exchange for covering all costs of renovations, securing building permits and paying requisite taxes, the contractor has is granted the right to build additional floors to the existing building and sell the apartments built on these floors.

The apartment owners benefit by receiving a modernized building, strengthened against earthquakes, as well as the additional apartments added to their buildings. In some cases balconies, storage rooms, parking spaces and elevators may be added as well, further enhancing the building’s value.

“Pinui Binui” projects are defined as development where the residents of apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  The tenants then return to new apartments in the newly finished and renovated building.  The contractor pays all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the contractor adds new apartments in the building which are sold to generate profit.

As with “Tama 38,” the value of the apartments in the building is increased thereby benefitting the owners and the tenants return to a new, often larger and safer apartment in a building often with more amenities.

Our management believes that this convergence of several current market factors should potentially provide an excellent opportunity for the Registrant and its shareholders. Nevertheless, there can be no assurance that we will be successful in our new endeavors or that we will have the necessary capital to fulfill our new business plan.

Results of Operations

For the years ended July 31, 2015 and July 31, 2014

Revenues

The Company did not generate any revenues during the years ended July 31, 2015 and July 31, 2014.

Total operating expenses

During the year ended July 31, 2015, total operating expenses were $57,418, which consisted of professional fees , general and administrative expenses and . During the year ended July 31, 2014, total operating expenses were $39,733, which consisted of professional fees , general and administrative expenses and consulting fees.

Net loss

During the year ended July 31, 2015 and July 31 2014 , the Company had a net loss of $63,411 and $48,651 respectively ..

Liquidity and Capital Resources

As of July 31, 2015, the Company had a cash balance of $215.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $63,411 for the year ended July 31, 2015 and a net loss of $48,651 for the year ended July 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

DARKSTAR VENTURES, INC.

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Darkstar Ventures Inc.:

We have audited the accompanying balance sheet of Darkstar Ventures Inc. (a Nevada corporation) as of July 31, 2015 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures Inc. as of July 31, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2015, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

October 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Darkstar Ventures, Inc.

We have audited the accompanying balance sheet of Darkstar Ventures, Inc. (“the Company”) as of July 31, 2014, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures, Inc. at July 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had no revenues and has incurred a cumulative net loss since inception. In addition, the Company has a working capital deficiency and stockholders’ deficiency at July 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

October 28, 2015

Darkstar Ventures Inc
Consolidated Balance Sheets

	July 31,	July 31,
	2015	2014
		(Unconsolidated)
ASSETS

Current Assets:
Cash	$215	$556
Accounts Receivable	270	—
Total current assets	485	556

Total assets	$485	$556

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,419	$51,070
Notes payable	—	90,690
Loan payable - related party	203,681	—
Total current liabilities	205,100	141,760

COMMITMENTS AND CONTINGENCIES
Stockholders' Deficit:
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding
Common stock, 500,000,000 shares authorized, par value $0.0001,
107,145,000 shares issued and outstanding	10,714	10,714
Additional paid in capital	24,936	24,936
Accumulated Deficit	(240,265)	(176,854)
Total stockholders' deficit	(204,615)	(141,204)

Total liabilities and stockholders' deficit	$485	$556

The accompanying notes are an integral part of these financial statements.

Darkstar Ventures Inc
Consolidated Statements of Operations

	For The	For The
	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014
		(Unconsolidated)
Revenue	$—	$—

General and Administrative expenses	57,418	39,733
Operating loss	(57,418)	(39,733)

Interest expense	6,071	8,918
Foreign currency gain (loss)	(78)	—

Loss before income taxes	(63,411)	(48,651)

Provision for Income Taxes	—	—

Net loss	$(63,411)	$(48,651)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	107,145,000	107,145,000

The accompanying notes are an integral part of these financial statements.

Darkstar Ventures Inc
Consolidated Statement of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance - July 31, 2013 (Unconsolidated)	107,145,000	$10,714	$24,936	$(128,203)	$(92,553)

Net Loss for the Year Ended July 31, 2014				(48,651)	(48,651)

Balance - July 31, 2014 (Unconsolidated)	107,145,000	10,714	24,936	(176,854)	(141,204)

Net Loss for the Year Ended July 31, 2015	—	—	—	(63,411)	(63,411)

Balance - July 31, 2015	107,145,000	$10,714	$24,936	($240,265)	($204,615)

The accompanying notes are an integral part of these financial statements.

Darkstar Ventures Inc
Consolidated Statements of Cashflows

	For The	For The
	Year Ended	Year Ended
	July 31,	July 31,
	2015	2014
		(Unconsolidated)
OPERATING ACTIVITIES:
Net loss	$(63,411)	$(48,651)
Adjustments to reconcile net loss to cash used
in operating activities:
Increase in receivables	(270)
Increase in payables	1,419	17,091
Net cash used in operating activities	(62,262)	(31,560)

FINANCING ACTIVITIES:
Proceeds from loan payable	—	31,340
Proceeds from loan payable - related party	61,921	—
Cash provided by financing activities	61,921	31,340

Net change in cash	(341)	(220)

Cash, Beginning of Period	556	776

Cash, End of Period	$215	$556

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON CASH TRANSACTIONS
Assignment of payables and debt to a shareholder	$182,844	$—

The accompanying notes are an integral part of these financial statements.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  Summary of Significant Accounting Policies

Organization

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company established a wholly-owned subsidiary in Israel, Bengio Urban Renewals Ltd., to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current business plan.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended July 31, 2015 and 2014.

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

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change was effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities are no longer required to report inception-to date information.

NOTE 2 - Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had a an accumulated deficit of $240,265 as of July 31, 2015. In addition, the Company had a working capital deficiency of $204,615 at July 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -  Note Payable

Note payable, First Line Capital, LLC, bears interest at 8% per annum and wasdue March 31, 2015. The note allowedthe Company to borrow any amount in increments of up to $50,000. Accrued interest on this note included in Accounts Payable was $13,793 as of July 31, 2014.

On June 11, 2015, an officer and shareholder of the Company purchased all of our outstanding indebtedness from First Line Capital, LLC.

NOTE 4 -  Commitments and Contingencies

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC (“First Line”) under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of July 31, 2014 accrued consulting fees included in Accounts Payable amounted to $29,167 .The note was terminated in June 2015.

NOTE 5 -  Related Party Transactions

As of July 31, 2015, loans from a stockholder amounted to $203,681 and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand.

NOTE 6 -  Income Taxes

At July 31, 2015 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $235,000, which may be applied against future taxable income, if any, through 2035. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2015 the Company had a deferred tax asset of approximately $80,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $20,000 and $16,000 for the years ended July 31, 2015 and 2014, respectively.

The Company’s subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $5,000 as of July 31, 2015, which may be carryforward to offset against future income for an indefinite period of time.

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

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2015, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2015, our internal control over financial reporting was effective.

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

Name and Business Address	Age	Position
Avraham Bengio 7 Eliezri Street Jerusalem Israel	51	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

On May 14 2015 Chizkyau Lapin resigned as Chairman, President and Chief Executive Officer and Accounting Officer and was replaced by Avraham Bengio . Mr Bengio studies engineering in the High School of Technology in Jerusalem . From 1995 until present he is the CEO ( also founder ) of a company in Israel YSVA MAKOR CHAYIM Investments LTD in the business of Land and Building investments and development .

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of October 26, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 107,145,000 shares of our common stock issued and outstanding as of October 26, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Avraham Bengio	54,645,000	51%

Directors and officers as a group (1 person)	54,645,000	51%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of July 31, 2015, loans from a stockholder amounted to $203,681 and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountants are Weinberg and Bear LLC. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2015	Fiscal Year Ended July 31, 2014
Audit Fees	$14,000	$14,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits

Exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

SIGNATURES

Purusant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: October 28, 2015	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 28, 2015	By:	/s/ Avraham Bengio
	Name:	Avraham bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

