Form 10-Q
period 2015-10-31
Darkstar Ventures, Inc.
filed 2015-12-10
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:000-54649

DARKSTAR VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State of incorporation)	(I.R.S. Employer Identification No.)

7 ELIEZRI STREET

JERUSALEM , ISRAEL

(Address of principal executive offices)

PHONE 972-544592892

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “ large accelerated filer, ”“ accelerated filer ” and “ smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [x ]  No

As of December 10 2015, 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED October 31 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

2

Darkstar Ventures Inc
Consolidated Balance Sheets

	October 31,	July 31,
	2015	2015
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash	$—	$215
Accounts Receivable and other assets	4,330	270
Total current assets	4,330	485

Total assets	$4,330	$485

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$8,088	$1,419
Loan payable - related party	225,573	203,681
Total current liabilities	233,661	205,100

Stockholders' Deficit:
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding
Common stock, 500,000,000 shares authorized, par value $0.0001,
107,145,000 shares issued and outstanding	10,714	10,714
Additional paid in capital	24,936	24,936
Accumulated Deficit	(264,981)	(240,265)
Total stockholders' deficit	(229,331)	(204,615)

Total liabilities and stockholders' deficit	$4,330	$485

The accompanying notes are an integral part of these financial statements.

Darkstar Ventures Inc
Consolidated Statements of Operations
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	October 31,	October 31,
	2015	2014

Revenue	$—	$—

General and Administrative expenses	24,684	15,501
Operating loss	(24,684)	(15,501)

Interest expense	129	1,882
Foreign currency gain (loss)	(97)	—

Loss before income taxes	(24,716)	(17,383)

Provision for Income Taxes	—	—

Net loss	$(24,716)	$(17,383)

Basic and Diluted
Loss Per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	107,145,000	107,145,000

The accompanying notes are an integral part of these financial statements.

Darkstar Ventures Inc
Consolidated Statement of Stockholders' Equity
(Unaudited)

					Total
			Additional		Stockholders'
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance - July 31, 2013	107,145,000	$10,714	$24,936	$(128,203)	$(92,553)

Net Loss for the Year Ended July 31, 2014				(48,651)	(48,651)

Balance - July 31, 2014	107,145,000	$10,714	$24,936	$(176,854)	$(141,204)

Net Loss for the Year Ended July 31, 2015	—	—	—	(63,411)	(63,411)

Balance - July 31, 2015	107,145,000	$10,714	$24,936	$(240,265)	$(204,615)

Net Loss for the Period Ended October 31, 2015	—	—	—	(24,716)	(24,716)

Balance - October 31, 2015	107,145,000	$10,714	$24,936	$(264,981)	$(229,331)

The accompanying notes are an integral part of these financial statements.

Darkstar Ventures Inc
Consolidated Statements of Cashflows
(Unaudited)

	For The Three	For The Three
	Months Ended	Months Ended
	October 31,	October 31,
	2015	2014

OPERATING ACTIVITIES:
Net loss	$(24,716)	$(17,383)
Adjustments to reconcile net loss to cash used
in operating activities:
Increase in receivables and other assets	(4,060)	—
Increase in payables	6,669	11,841
Net cash used in operating activities	(22,107)	(5,542)

FINANCING ACTIVITIES:
Proceeds from loan payable	—	5,480
Proceeds from loan payable - related party	21,892	—
Cash provided by financing activities	21,892	5,480

Net change in cash	(215)	(62)

Cash, Beginning of Period	215	556

Cash, End of Period	$—	$494

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s July 31, 2015 audited financial statements and notes thereto included in the Company’s annual report on Form 10-K.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the periods ended October 31, 2015 and 2014.

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

NOTE 2 - Going Concern

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $264,981 as of October 31, 2015. In addition, the Company had a working capital deficiency of $229,331 at October 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -  Related Party Transactions

As of October 31, 2015, loans from a stockholder amounted to $225,573 and represent working capital advances. The loans are unsecured, non-interest bearing, and due on demand.

NOTE 4 -  Income Taxes

At October 31, 2015 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $249,000, which may be applied against future taxable income, if any, through 2035. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At October 31, 2015 the Company had a deferred tax asset of approximately $85,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $5,000 and $20,000 for the periods ended October 31, 2015 and July 31, 2015, respectively.

The Company’s subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $15,000 as of October 31, 2015, which may be carryforward to offset against future income for an indefinite period of time.

NOTE 5 -  Preferred Stock

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Darkstar ", the ” Company, ”“ we, ”“ our ” or “ us ” refer to Darkstar, unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “ Report” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “ may, ”“ should, ”“ expects, ”“ plans, ”“ anticipates, ”“ believes, ”“ estimates, ”“ predicts, ”“ potential ” or “ continue ” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry ’ s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Corporate Background and Business Overview

We were incorporated on May 8, 2007 in the State of Nevada. We are a development stage company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into a binding letter of intent (“LOI”) with Real Aesthetic, Inc., a Nevada corporation (“Real Aesthetic”), to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic. The Company has since abandoned its business plan.

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

3

“PinuiBinui” projects are defined as development where the residents of apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  The tenants then return to new apartments in the newly finished and renovated building.  The contractor pays all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the contractor adds new apartments in the building which are sold to generate profit.

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

Employees

Other than our current director and officer, we have no employees at October 31, 2015.

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended October 31 2015

The Company did not generate any revenues from operations for the three months ended October 31 2015

During the three months ended October 31 2015 the operating expenses and the net loss was$24,684 and $24,716 respectively. The operating expenses and net loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of October 31 , 2015 was $0.. The Company is currently seeking to raise equity thru private placements to enable the implementation of its current TAMA 38 business plan .

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product which cannot be guaranteed.

4

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of October 31 , 2015, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

☐       Due to the size of the Company, there is a lack of segregation of duties, which would allow for proper processing, review and approval of transactions and events that have an impact on the Company’s financial results.

☐       The Company lacks a system to allow for the review and monitoring of internal control over financial reporting, which would mitigate concerns related to management’s override of controls.

☐       The Company lacks an independent Audit Committee, which can provide oversight of management and the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended October 31 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31 30 2015, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

None

Item 6. Exhibits

31.1 and 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKSTAR VENTURES INC

December 10 2015

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

7