Form 10-Q
period 2016-01-31
Darkstar Ventures, Inc.
filed 2016-03-10
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended January 31 2016

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

Yes [x ]  No

As of March 10 2016 , 107,145,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED October 31 2015

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2016

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Balance sheets as of January 31, 2016 and July 31, 2015	F-1
Condensed Consolidated Statements of Operations for the six months and three months
ended January 31, 2016 and 2015	F-2
Statements of stockholders' deficit for the period of six months ended
January 31, 2016 and 2015	F-3
Condensed Consolidated Statements of cash flows for the six months ended January 31, 2016
and 2105	F-4
Notes to interim financial statements	F-5 - F-6

2

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2016	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$—	$215
Other current assets	27,326	270
Total current assets	27,326	485

Total assets	$27,326	$485
Liabilities and Stockholders’ Equity (Deficit)

CURRENT LIABILITIES:
Short term bank credit	$4,192	$—
Accounts payables and accrued expenses	4,915	1,419
Loan payable –related party	271,942	203,681
Total current liabilities	281,049	205,100

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares authorized, par value $0.0001,none issued and outstanding Common stock, 500,000,000 shares authorized, par value $0.0001, 107,145,000 shares issued and outstanding	10,714	10,714
Additional paid-in capital	24,936	24,936
Accumulated other comprehensive income	494	—
Accumulated deficit	(289,867)	(240,265)
Total Stockholders’ Equity (Deficit)	(253,723)	(204,615)
Total liabilities and Stockholders’ Equity (Deficit)	$27,326	$485

The accompanying notes are an integral part of the consolidated financial statements.

F-1

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Six months ended		Three months ended
	January 31		January 31
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

General and administrative expenses	$42,303	$24,096	$17,619	$8,595
Operating loss	(42,303)	(24,096)	(17,619)	(8,595)

Interest expense, net	(7,299)	(3,821)	(7,170)	(1,939)
Net loss	$(49,602)	$(27,917)	$(24,789)	$(10,534)

Other comprehensive income - Foreign currency gain	494	—	591	—
Comprehensive loss	$(49,108)	$(27,917)	$(24,198)	$(10,534)

Basic and diluted Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	107,145,000	107,145,000	107,145,000	107,145,000

The accompanying notes are an integral part of the consolidated financial statements.

F-2

DARKSTAR VENTURES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	adjustments	Capital	deficit	(deficit)

BALANCE AT AUGUST 1, 2015(audited)	107,145,000	$10,714	$—	$24,936	$(240,265)	$(204,615)

Foreign currency translation adjustments			494			494
Net loss for the six months ended January 31, 2016			—		(49,602)	(49,602)
BALANCE AT JANUARY 31, 2016(Unaudited)	107,145,000	$10,714	$494	$24,936	$(289,867)	$(253,723)

	Common Stock, $0.0001 Par Value		Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	shares	Capital	deficit	(deficit)

BALANCE AT AUGUST 1, 2014 (audited)	107,145,000	$10,714	—	$24,936	$(176,854)	$(141,204)

Net loss for the six months ended January 31, 2015					(27,917)	(27,917)
BALANCE AT JANUARY 31, 2015 (Unaudited)	107,145,000	$10,714	—	$24,936	$(204,771)	$(169,121)

The accompanying notes are an integral part of the consolidated financial statements.

F-3

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	January 31
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,602)	$(27,917)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Expenses in respect of loans from related party	8,181	—

Increase in prepaid expenses and other receivables	(27,056)	—
Increase in other account payables	3,496	22,300
Net cash used in operating activities	(64,981)	(5,617)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan Payable	—	5,480
Proceeds from loan Payable – related party	60,080	—
Proceeds from bank credit	4,192	—
Net cash provided by financing activities	64,272	5,480

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(709)	(137)

EFFECT OF EXCHANGE RATE CHANGES	494	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	215	556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$419
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statement

F-4

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1- GENERAL

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of January 31, 2016 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

The July 31, 2015 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2015, are applied consistently in these financial statements.

F-5

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $289,867 as of January 31, 2016. In addition, the Company had a working capital deficiency of $253,723 at January 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 was filed.

NOTE 6 - SUBSEQUENT EVENTS:

On February 16,2016, the Board of Directors of the Company and the holder of a majority of the issued and outstanding shares of common stock of the Company (the "Majority Consenting Stockholder"), together, executed a joint written consent to authorize and approve a Certificate of Amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company from 505,000,000 shares (the "Capital Stock"), consisting of 500,000,000 shares of common stock, par value $0.0001 (the "Common Stock") and 5,000,000 shares of preferred stock,par value $0.0001 (the "Preferred Stock"), to an authorized capital stock of the Corporation of 2,005,000,000 shares consisting of 2,000,000,000 shares of Common Stock and five million 5,000,000 shares of Preferred Stock. It was also decided that the Board of Directors shall have the authority to establish one or more series of Preferred Stock and fix relative rights and preferences of any series of Preferred Stock, without any further action or approval of our stockholders.

F-6

Item 2. Management ’ s Discussion and Analysis or Plan of Operations.

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

7

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

Employees

Other than our current director and officer, we have no employees at January 31 2016 .

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the six months ended January 31 2016

The Company did not generate any revenues from operations for the six months ended January 31 2016

During the six months ended January 31 2016 the operating expenses and the net loss was$42,303 and $49,602 respectively. The operating expenses and net loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of January 31 2016 was $0. The Company is currently seeking to raise equity thru private placements to enable the implementation of its current TAMA 38 business plan .

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

8

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of January 31 2016 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the six months ended January 31 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31 2016, the Company did not issue any shares of unregistered common stock.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

9

Item 5. Other Information.

None

Item 6. Exhibits

31.1 and 31.2	Certification of Principal Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

10

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DARKSTAR VENTURES INC

March 10 2016

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

11