Form 10-Q
period 2016-04-30
Darkstar Ventures, Inc.
filed 2016-06-10
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended April 30 2016

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

Yes [x ]  No

As of June 10 2016 ,647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED APRIL 30 2016

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2016

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of April 30, 2016 and July 31, 2015	F-1
Condensed Consolidated Statements of Comprehensive Loss for the nine months and three months
ended April 30, 2016 and 2015	F-2
Condensed Consolidated Statements of stockholders' deficit for the period of nine months ended
April 30, 2016 and 2015	F-3
Condensed Consolidated Statements of cash flows for the nine months ended April 30, 2016
and 2105	F-4
Notes to interim financial statements	F-5

2

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2016	2015
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$54,240	$215
Other current assets	39,932	270
Total current assets	94,172	485

Total assets	$94,172	$485

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Accounts payables and accrued expenses	$4,965	$1,419
Loan payable – related party	—	203,681
Total current liabilities	4,965	205,100

LONG TERM LOAN	139,499	—

STOCKHOLDERS' DEFICIT:
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares and 500,000,000 shares at April 30, 2016 and July 31, 2015, respectively. Issued and outstanding: 647,345,000 shares and 107,145,000 shares at April 30, 2016 and July 31, 2015, respectively.	64,734	10,714
Additional paid-in capital	511,116	24,936
Accumulated other comprehensive income	(1,777)	—
Receivables on account of shares issued	(150,000)
Accumulated deficit	(474,365)	(240,265)
Total Stockholders’ Equity (Deficit)	(50,292)	(204,615)
Total liabilities and Stockholders’ Equity (Deficit)	$94,172	$485

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	April 30		April 30
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

General and administrative expenses	$216,273	$35,423 $	$173,970	$11,327
Operating loss	(216,273)	(35,423)	(173,970)	(11,327)

Interest expense, net	(16,050)	(5,948)	(8,257)	(2,127)
Net loss	$(232,323)	$(41,371)	$(182,227)	$(13,454)

Other comprehensive loss - Foreign currency loss	(1,777)	—	(2,271)	—
Comprehensive loss	$(234,100)	$(41,371)	$(184,498)	$(13,454)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	138,689,526	107,145,000	203,180,556	107,145,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on account of	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares issued	adjustments	Capital	deficit	Equity (deficit)

BALANCE AT AUGUST 1, 2015 (audited)	107,145,000	$10,714	$—	$—	$24,936	$(240,265)	$(204,615)

Issuance of shares in exchanges for conversion of loan	270,000,000	27,000			243,000		270,000
Issuance of shares for services	120,200,000	12,020			108,180		120,200
Receivables on account of shares issued	150,000,000	15,000	(150,000)		135,000		—
Foreign currency translation adjustments				(1,777)			(1,777)
Net loss for the nine months ended April 30, 2016				—		(234,100)	(234,100)
BALANCE AT APRIL 30, 2016 (Unaudited)	647,345,000	$64,734	(150,000)	$(1,777)	$511,116	$(474,365)	$(50,292)

	Common Stock, $0.0001 Par Value		Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	adjustments	Capital	deficit	Equity (deficit)

BALANCE AT AUGUST 1, 2014 (audited)	107,145,000	$10,714	—	$24,936	$(176,854)	$(141,204)

Net loss for the nine months ended April 30, 2015					(41,371)	(41,371)
BALANCE AT APRIL 30, 2015 (Unaudited)	107,145,000	$10,714	—	$24,936	$(218,225)	$(182,575)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	April 30
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(234,100)	$(41,371)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Accrued interest on loans from related party	12,621	—
Accrued interest on long term loan	6,556
Share based compensation	120,200	—

Increase in prepaid expenses and other receivables	(39,662)	—
Increase in other account payables	3,546	16,248
Net cash used in operating activities	(130,839)	(25,123)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	132,943	—
Proceeds from loan Payable	—	24,980
Proceeds from loan Payable – related party	60,080	—
Repayments of loan– related party	(6,382)	—
Net cash provided by financing activities	186,641	24,980

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,802	(143)

EFFECT OF EXCHANGE RATE CHANGES	(1,777)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	215	556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,240	$413

The accompanying notes are an integral part of the consolidated financial statement

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1- GENERAL

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company established a wholly-owned subsidiary in Israel, Bengio Urban Renewals Ltd ("Bengio")., to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current business plan.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of April 30, 2016 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2016.

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

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $474,365 as of April 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015 was filed.

NOTE 6 - COMMON SHARES:

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

On April 14, 2014 the Board of Directors of the Company approved the issuance of 270,000,000 restricted shares of common stock of the Company to Avraham Bengio, Company's a majority of the issued and outstanding shares of common stock of the Company and its Sole Director, CEO and CFO in consideration for the conversion of $270,000 loan granted to the Company. In addition, the Board of Directors of the Company has also decided to issue to Avraham Bengio, 120,000,000 restricted shares of the Company, as compensation for services in the amount of $120,000. In addition, the Board of Directors of the Company approved the grant of 200,000 restricted shares of the Company to a service provider as compensation for consulting services in the amount of $200.

The Board of Directors of the Company has also approved on April 14, 2016 the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000 . The amounts for such subscription are receivable within sixty days.

NOTE 7 - LONG TERM LOAN:

On February 28,2016, Bengio and TCSM INC signed a loan agreement according to which TCSM would grant the Company a loan of up to $256,016 (NIS 1,000,000) in two installments of which $132,943 (NIS 500,000) was received as of the balance sheet date. According to the agreements TCSM and the Company had the right to reduce the loan amount of the second installment by 50% so that the total loan amount will not exceed NIS 750,000. The loan bears interest at an annual rate of 25%. The principal and interest will be repaid at March 1, 2019.

On February 28, 2016 TCSM INC assigned its rights in the above loan agreement to a third party. The loan is secured by Avraham Bengio, the Company's majority holder of the issued and outstanding shares of common stock and its Sole Director, CEO and CFO in an amount of up to $172,826 (NIS 650,000).

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

Additionally, municipalities have express their concern that many buildings constructed before 1980 will be unable to withstand earthquakes. In Israel, very few apartment buildings are owned by a single person or entity and since the majority of apartments within buildings are privately owned, the burden to renovate buildings in order to render them safer in the event of a major earthquake primarily falls on the multiple owners of various apartment buildings and complexes.

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

3

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

On February 16, 2016, the Board of Directors of the Company and the holder of a majority of the issued and outstanding shares of common stock of the Company (the "Majority Consenting Stockholder"), together, executed a joint written consent to authorize and approve a Certificate of Amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company from 505,000,000 shares (the "Capital Stock"), consisting of 500,000,000 shares of common stock, par value $0.0001 (the "Common Stock") and 5,000,000 shares of preferred stock, par value $0.0001 (the "Preferred Stock"), to an authorized capital stock of the Corporation of 2,005,000,000 shares consisting of 2,000,000,000 shares of Common Stock and five million 5,000,000 shares of Preferred Stock. It was also decided that the Board of Directors shall have the authority to establish one or more series of Preferred Stock and fix relative rights and preferences of any series of Preferred Stock, without any further action or approval of our stockholders.

On April 14, 2014 the Board of Directors of the Company approved the issuance of 270,000,000 restricted shares of common stock of the Company to Avraham Bengio, Company's a majority of the issued and outstanding shares of common stock of the Company and its Sole Director, CEO and CFO in consideration for the conversion of $270,000 loan granted to the Company. In addition, the Board of Directors of the Company has also decided to issue to Avraham Bengio, 120,000,000 restricted shares of the Company, as compensation for accrued salary in the amount of $120,000. In addition, the Board of Directors of the Company approved the grant of 200,000 restricted shares of the Company to a service provider as compensation for accrued consulting services in the amount of $200.

The Board of Directors of the Company has also approved on April 14, 2016 the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000 . The amounts for such subscription have not yet received to date.

Employees

Other than our current director and officer, we have no employees April 30 2016 .

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the nine months ended April 30 2016

The Company did not generate any revenues from operations for the nine months ended April 30 2016

During the nine months ended April 30 2016 the operating expenses and the net loss was $216,273 and $232,323 respectively. The operating expenses and net loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

4

Liquidity and Capital Resources

Our cash balance as of April 30 2016 was $54,240. The Company is currently seeking to raise additional equity thru private placements to enable the implementation of its current TAMA 38 business plan . The Company issued 150,000,000 restricted common stock for gross proceeds of $150,000 . The funds from the investors are a receivable as of today and have not yet been advanced by the investors ..

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of April 30 2016 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

5

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the nine months ended April 30 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30 2016, the Company did not issue any shares of unregistered common stock.

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

June 10 2016

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

7