Form 10-K
period 2016-07-31
Darkstar Ventures, Inc.
filed 2016-11-14
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

There is no trading market for the registrant’s common stock. Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter.

As of November 14 2016 647,345,000 shares of the issuer’s common stock were issued and outstanding.

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

On February 16, 2016, the Registrant filed a Preliminary Information Statement on Schedule 14C for the purpose of increasing its authorized capital stock, disclosing as its reason "to facilitate our ability to raise capital in furtherance of our business plan…” We also disclosed at that time that "we have no present plans, nor have we entered into any agreements or understandings, that may require the issuance of any of the newly-authorized Common Stock....our Board of Directors and Majority Consenting Stockholder have determined that it is in the best interests of the Company and all our stockholders to have available authorized but unissued shares . . .”

Since February 2016, the Registrant’s Board of Directors authorized the establishment of a new  wholly-owned Israeli subsidiary, Bengio Urban Renewals Ltd (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Registrant raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has recently hired employees and has signed contracts with the current tenants of three buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings .  Based upon the foregoing, the Registrant no longer deems itself to be a shell company.

We believe, based upon the current real estate market in Israel, that urban renewal projects present an excellent opportunity for us to generate revenues and profits which we expect to realize during our 2017 fiscal year. The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or replacing existing buildings.

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

Employees

The Company currently has three employees.

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

As of November 14 2016 there were 647,345,000 shares of common stock issued and outstanding, which were held by approx. 40 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The Company issued 150,000,000 shares of restricted common stock for gross proceeds of $150,000 during the fiscal year ending July 31 2016

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

Overview

We were a shell company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into the LOI with Real Aesthetic to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic.

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

Since February 2016, the Registrant’s Board of Directors authorized the establishment of a new  wholly-owned Israeli subsidiary, Bengio Urban Renewals Ltd (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Registrant raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has recently hired employees and has signed contracts with the current tenants of three buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings.

Results of Operations

For the years ended July 31, 2016 and July 31, 2015

Revenues

The Company did not generate any revenues during the years ended July 31, 2016 and July 31, 2015

Total operating expenses

During the year ended July 31, 2016, total operating expenses were $325,350, which consisted of professional fees , general and administrative expenses and expenses relating to the new business operations in relation to Tama 38. During the year ended July 31, 2015, total operating expenses were $57,418, which consisted of professional fees , general and administrative expenses and consulting fees.

Net loss

During the year ended July 31, 2016 and July 31 2015 , the Company had a net loss of $357,998 and $63,489 respectively ..

Liquidity and Capital Resources

As of July 31, 2016, the Company had a cash balance of $53,609.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $357,998 for the year ended July 31, 2016 and a net loss of $63,489 for the year ended July 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2016

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Registered Independent Auditors	F-1
Consolidated Balance sheets as of July 31, 2016 and July 31, 2015	F-2
Consolidated Statements of Comprehensive Loss for the years ended
July 31, 2016, and 2015	F-3
Consolidated Statements of stockholders' equity(deficiency) for the years ended
July 31, 2016, and 2015	F-4
Consolidated Statements of cash flows for the years ended
July 31, 2016, and 2015	F-5
Notes to financial statements	F-6

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Darkstar Ventures Inc.:

We have audited the accompanying balance sheets of Darkstar Ventures Inc. (a Nevada corporation) as of July 31, 2016 and 2015 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures Inc. as of July 31, 2016 and 2015 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of July 31, 2016, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

November 13, 2016

DARKSTAR VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2016	2015

A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$53,609	$215
Other current assets	27,345	270
T o t a l current assets	80,954	485

T o t a l assets	$80,954	$485

Liabilities andStockholders’ Deficit
CURRENT LIABILITIES:
Accounts payables and accrued expenses	$17,432	$1,419
Loan payable –related party	—	203,681
T o t a l current liabilities	17,432	205,100

LONG TERM LOAN	237,659	—

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001,none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares and 500,000,000 shares at July 31, 2016 and July 31, 2015, respectively. Issued and outstanding: 647,345,000 shares and 107,145,000 shares at July 31, 2016 and July 31, 2015, respectively.	64,734	10,714
Additional paid-in capital	511,116	24,936
Accumulated other comprehensive income	(862)	—
Receivables on account of shares issued	(150,000)
Accumulated deficit	(599,125)	(240,265)
T o t a l Stockholders’ Equity (Deficiency)	(174,137)	(204,615)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$80,954	$485

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended
	July 31,
	2016	2015

General and administrative expenses	$325,350	$57,418
Operating loss	(325,350)	(57,418)

Interest expense, net	(32,648)	(6,071)
Net loss	$357,998)	$(63,489)

Other comprehensive gain (loss) - Foreign currency gain (loss )	(862)	78
Comprehensive loss	$(358,860)	$(63,411)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	266,548,279	107,145,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

	Common Stock, $0.0001 Par Value		Receivables on account of	Foreign currency	Additional		Total Stockholders'
	Shares	Amount	shares issued	translation adjustments	paid-in Capital	Accumulated deficit	Equity (deficit)

BALANCE AT JULY 31, 2014	107,145,000	$10,714	$—	$—	$24,936	$(176,854)	$(141,204)

Net loss for the year ended July 31, 2015	—	—	—	—	—	(63,411)	(63,411)

BALANCE AT JULY 31, 2015	107,145,000	$10,714	$—	$—	$24,936	$(240,265)	$(204,615)

Issuance of shares in exchanges for conversion of loan	270,000,000	27,000	—	—	243,000	—	270,000
Issuance of shares for services	120,200,000	12,020	—	—	108,180	—	120,200
Shares issued on account of receivables	150,000,000	15,000	(150,000)	—	135,000	—	—
Foreign currency translation adjustments	—	—	—	(862)	—	—	(862)
Net loss for the year ended July 31, 2016	—	—	—	—	—	(358,860)	(358,860)
BALANCE AT JULY 31, 2016	647,345,000	$64,734	(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	July 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(358,860)	$(63,411)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Accrued interest on loans from related party	12,621	—
Accrued interest on long term loan	15,611
Share based compensation	120,200	—

Increase in prepaid expenses and other receivables	(27,075)	(270)
Increase in other account payables	16,013	1,419
Net cash used in operating activities	(221,490)	(62,262)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	222,048	—
Proceeds from loan Payable	—	—
Proceeds from loan Payable – related party	60,080	61,921
Repayments ofloan– related party	(6,382)	—
Net cash provided by financing activities	275,746	61,921

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,256	(341)

EFFECT OF EXCHANGE RATE CHANGES	(862)	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	215	556

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,609	$215
NON-CASH TRANSACTION:
Conversion of related party loan into shares	270,000	—
Assignment of payables and debt to a shareholder	—	182,844
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statement

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

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

NOTE 2 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $599,125 as of July31, 2016. In addition, the Company continues to havenegative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

a.	Functional currency

The functional currency of the Company is the U.S. dollar (“$” or “dollar"), which is the currency of the primary economic environment in which the operations of the Company are conducted. The functional currency of its foreign subsidiary is the New Israeli Shekel ("NIS").

The financial statements of the subsidiary were translated into dollars in accordance with the relevant standards of the Financial Accounting Standards Board ("FASB"). Accordingly, assets and liabilities were translated from NIS to $ using year-end exchange rates and income and expense items were translated at average exchange rates during the year.

Gains or losses resulting from translation adjustments are reflected in stockholders' deficit, under “accumulated other comprehensive income (loss)”.

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date.

	Year ended July 31,
	2016	2015
Official exchange rate of NIS 1 to U.S. dollar	0.261	0.264

b.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Inter-company balances and transactions have been eliminated upon consolidation.

c.	Cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposit (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

The company’s cash and cash equivalents are maintained with major banking institutions in Israel.

d.	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results may differ from those estimates

e.	Share-base payments

Share-based payments to employees are measured at the fair value of the options issued and amortized over the vesting periods. Share-based payments to non-employees are measured at the fair value of the goods or services received or the fair value of the equity instruments issued if it is determined the fair value of the goods or services cannot be reliably measured, and are recorded at the date the goods or services are received. The amount recognized as an expense is adjusted to reflect the number of awards expected to vest. The offset to the recorded cost is to share-based payments reserve. Consideration received on the exercise of stock options is recorded as capital stock and the related share-based payments reserve is transferred to share capital.

f.	Loss per share

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options under the Company’s share incentive plan and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended July 31, 2016 and 2015, does not include common share equivalents, since such inclusion would be anti-dilutive.

g.	Deferred income taxes

Deferred taxes are determined utilizing the asset and liability method based on the estimated future tax effects of differences between the financial accounting and tax bases of assets and liabilities under the applicable tax laws. Deferred tax balances are computed using the tax rates expected to be in effect when those differences reverse. A valuation allowance in respect of deferred tax assets is provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has provided a full valuation allowance with respect to its deferred tax assets.

h.	Fair value measurements

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

As of July 31, 2016 and 2015, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments

i.	Newly issued accounting pronouncements:

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (ASU 2014-12), which requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company will adopt ASU 2014-12 in the first quarter of fiscal 2017 and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11,  Simplifying the Measurement of Inventory  (ASU 2015-11), which changes the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.

In November 2015, the FASB issued ASU 2015-17,  Balance Sheet Classification of Deferred Taxes  (ASU 2015-17), which requires that all deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02,  Leases (Topic 842)  (ASU 2016-02), which requires lessees to recognize on the balance sheet a right-of-use asset, representing its right to use the underlying asset for the lease term, and a corresponding lease liability for all leases with terms greater than twelve months. The guidance also requires qualitative and quantitative disclosures designed to assess the amount, timing and uncertainty of cash flows arising from leases. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, and is required to be applied with a modified retrospective approach. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting  (ASU 2016-09), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.

In June 2016, the FASB issued ASU 2016-13,  Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments , which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. We are currently assessing the impact that this updated standard will have on our consolidated financial statements and footnote disclosures.

NOTE 4 - COMMITMENTS AND CONTINGENCIES:

On September 1, 2011 the Company entered into a one-year consulting agreement with First Line Capital, LLC (“First Line”) under which First Line will provide certain business and corporate development services to the Company for an annual consulting fee of $10,000 payable on each August 31 during the term of the agreement beginning on August 31, 2012. The agreement will automatically renew for successive one-year terms unless terminated by either party at least 10 days prior to the end of the then current term. As of July 31, 2014 accrued consulting fees included in Accounts Payable amounted to $29,167 .The agreement was terminated in June 2015.

NOTE 5 - PREFERRED STOCK:

The Company’s Board of Directors may issue authorized but unissued shares of preferred stock in series and at the time of issuance, determine the rights,preferences and limitation of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolutionor winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 6 - COMMON SHARES:

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

On April 14, 2016 the Board of Directors of the Company approved the issuance of 270,000,000 restricted shares of common stock of the Company to Avraham Bengio, the Company's shareholder, Sole Director, CEO and CFO in consideration for the conversion of $270,000 loan granted to the Company. In addition, the Board of Directors of the Company has issued 120,000,000 restricted shares of the Company to Avraham Bengio as compensation for services in the amount of $120,000.

In addition, the Board of Directors of the Company approved the grant of 200,000 restricted shares of the Company to a service provider as compensation for consulting services in the amount of $200. The shares were valued at $0.001 per share based on the sale of shares to third parties on the same date.

The Board of Directors of the Company has also approved on April 14, 2016 the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000. The subscription payment date was extended until September 30, 2016.

NOTE 7 - LONG TERM LOAN:

On February 28, 2016, Bengio and TCSM INC signed a loan agreement according to which TCSM would grant the Company a loan of up to $256,016 (NIS 1,000,000) in two installments of which $222,048 (NIS 850,000) was received as of the balance sheet date. The loan bears interest at an annual rate of 25%. The principal and interest will be repaid at March 1, 2019.

On February 28, 2016 TCSM INC assigned its rights in the above loan agreement to a third party. The loan is secured by Avraham Bengio, the Company's majority holder of the issued and outstanding shares of common stock and its Sole Director, CEO and CFO in an amount of up to $172,826 (NIS 650,000).

NOTE 8 - INCOME TAXES:

At July 31, 2016 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $324,000, which may be applied againstfuture taxable income, if any, through 2035.Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2015 the Company had a deferred tax asset of approximately $110,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $36,000 and $20,000 for the years ended July 31, 2016 and 2015, respectively.

The Company’s subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $22,000 as of July 31,2016, which may be carryforward to offset against future income for an indefinite period of time.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of July 31, 2016.

NOTE 9 – RELATED PARTY TRANSACTIONS:

On April 14, 2016 the Board of Directors of the Company approved the issuance of 270,000,000 restricted shares of common stock of the Company to Avraham Bengio, the Company's shareholder, Sole Director, CEO and CFO in consideration for the conversion of $270,000 loan granted to the Company. In addition, the Board of Directors of the Company has issued 120,000,000 restricted shares of the Company to Avraham Bengio as compensation for services in the amount of $120,000.

NOTE 10 - SUBSEQUENT EVENTS:

Subsequent to July 31 2016 the Company received $120,000 from the investors in relation to the receivables on account of the issuance of shares of 150,000,000 for an aggregate gross amount $150,000. There is still an amount due of $30,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2016, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2016, our internal control over financial reporting was effective.

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

Name and Business Address	Age	Position
Avraham Bengio 7 Eliezri Street Jerusalem Israel	52	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

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

Compensation of Directors

During the fiscal year ending July 31, 2016, the company paid the CEO compensation of $150,000 (including $120,000 in equity compensation)

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of November 14, 2016, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 647,345,000 shares of our common stock issued and outstanding as of October 26, 2016. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Avraham Bengio	444,645,000	68%

Directors and officers as a group (1 person)	444,645,000	68%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the fiscal year ending July 31 2016 the Company issued 270,000,000 restricted stock in exchange and in conversion of the officer loans to its sole officer and director. The Company also issued 120,000,000 shares to its director as salary compensation for the fiscal year ending July 31 2016.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountants are Weinberg and Bear LLC. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2016	Fiscal Year Ended July 31, 2015
Audit Fees	$14,000	$14,000
Audit Related Fees	$0	$0
Tax Fees	$750	$0
All Other Fees	$0	$0

As of July 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits

Exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: November 14, 2016	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated November 14, 2016	By:	/s/ Avraham Bengio
	Name:	Avraham bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

