Form 10-Q
period 2016-10-31
Darkstar Ventures, Inc.
filed 2016-12-19
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended October 31 2016

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

Yes [ ]  No [X]

As of December 19 2016 ,647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31 2016

1

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2016

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of October 31, 2016 and July 31, 2016	F-1
Condensed Consolidated Statements of Comprehensive Loss for the three months
ended October 31, 2016 and 2015	F-2
Condensed Consolidated Statements of stockholders' deficit for the period of three months
ended October 31, 2016 and 2015	F-3
Condensed Consolidated Statements of cash flows for the three months
ended October 31, 2016 and 2015	F-4
Notes to condensed interim financial statements	F-5 - F-6

2

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2016	2016
	Unaudited	Audited
Assets
CURRENT ASSETS:
Cash and cash equivalents	$34,540	$53,609
Other current assets	124,546	27,345
Total current assets	159,086	80,954

Total assets	$159,086	$80,954

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Accounts payables and accrued expenses	$9,814	$17,432
Total current liabilities	9,814	17,432

LONG TERM LOAN	251,282	237,659

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at October 31, 2016 and July 31, 2016. Issued and outstanding: 647,345,000 shares at October 31, 2016 and July 31, 2016.	64,734	64,734
Additional paid-in capital	511,116	511,116
Accumulated other comprehensive income	689))	(862)
Receivables on account of shares issued	(30,000)	(150,000)
Accumulated deficit	(647,171)	(599,125)
Total Stockholders’ Equity (Deficiency)	(102,010)	(174,137)
Total liabilities and Stockholders’ Equity (Deficiency)	$159,086	$80,954

The accompanying notes are an integral part of the consolidated financial statements.

F-1

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
	October 31
	2016	2015
	(Unaudited)

General and administrative expenses	$31,802	$24,684
Operating loss	(31,802)	(24,684)

Interest expense, net	(15,382)	(32)
Net loss	$(47,184)	$(24,716)

Other comprehensive loss - Foreign currency loss	(862)	—
Comprehensive loss	$(48,046)	$(24,716)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	107,145,000

The accompanying notes are an integral part of the consolidated financial statements.

F-2

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on account of account of shares	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	issued	adjustments	Capital	deficit	(deficit)

BALANCE AT JULY 31, 2016 (audited)	647,345,000	$64,734	$(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			120,000				120,000
Foreign currency translation adjustments				173			173
Net loss for the three months ended October 31, 2016				—		(48,046)	(48,046)
BALANCE AT OCTOBER 31, 2016 (Unaudited)	647,345,000	$64,734	(30,000)	$(689)	$511,116	$(647,171)	$(102,010)

	Common Stock, $0.0001 Par Value		Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2015 (audited)	107,145,000	$10,714	$24,936	$(240,265)	$(204,615)

Net loss for the three months ended October 31, 2015				(24,716)	(24,716)
BALANCE AT OCTOBER 31, 2015 (Unaudited)	107,145,000	$10,714	$24,936	$(264,981)	$(229,331)

The accompanying notes are an integral part of the consolidated financial statements.

F-3

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	October 31
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,046)	$(24,716)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Increase in accrued interest on long term loan	13,623
Increase in prepaid expenses and other receivables	(97,202)	(4,060)
Increase (decrease) in other account payables	(7,617)	6,669
Net cash used in operating activities	(139,242)	(22,107)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from receivables on account of shares	120,000	—
Proceeds from loan Payable – related party	—	21,892
Net cash provided by financing activities	120,000	21,892

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,242)	(215)

EFFECT OF EXCHANGE RATE CHANGES	173	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,609	215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,540	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of October 31, 2016 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the year ending July 31, 2017.

The July 31, 2016 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2016, are applied consistently in these financial statements.

F-5

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $647,171 as of October 31, 2016. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016 was filed.

NOTE 6 - RELATED PARTY TRANSACTIONS:

As of October 31, 2016 other current assets includes loans to an officer of the Company in the amount of $34,961. The loan is due on demand with no interest.

NOTE 7 - COMMON SHARES:

On April 14, 2016, the Board of Directors of the Company has approved the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000. During the period ended October 31, 2016, the Company received $120,000 of such subscription amounts.

NOTE 8 - LONG-TERM LOAN:

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

Other than our current director and officer, we have no employees October 31 2016 .

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended October 31 2016

The Company did not generate any revenues from operations for the three months ended October 31 2016

During the three months ended October 31 2016 the operating expenses and the net loss was $31,802 and $48,046 respectively. The operating expenses and net loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities .

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of October 31 2016 was $34,540. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan ..

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of October 31 2016 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended October 31 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

5

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31 2016, the Company did not issue any shares of unregistered common stock.

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

December 19 2016

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

7