Form 10-Q
period 2017-04-30
Darkstar Ventures, Inc.
filed 2017-06-20
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended April 30 2017

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

Yes [ ]  No [X ]

As of June 20 , 2017 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31 2016

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2017

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of April 30, 2017 and July 31, 2016	3
Condensed Consolidated Statements of Comprehensive Loss for the nine months
ended April 30, 2017 and 2016	4
Condensed Consolidated Statements of stockholders' deficit for the period of nine months
ended April 30, 2017 and 2016	5
Condensed Consolidated Statements of cash flows for the nine months
ended April 30, 2017 and 2016	6
Notes to condensed interim financial statements	7 - 8

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2017	2016
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$47,904	$53,609
Other current assets	188,721	27,345
T o t a l current assets	236,625	80,954

FIXED ASSETS, net	1,833	—

T o t a l assets	$238,458	$80,954

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Accounts payables and accrued expenses	$24,555	$17,432
T o t a l current liabilities	24,555	17,432

LONG TERM LOANS	416,212	237,659

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at April 30, 2017 and July 31, 2016. Issued and outstanding: 647,345,000 shares at April 30, 2017 and July 31, 2016.	64,734	64,734
Additional paid-in capital	543,483	511,116
Accumulated other comprehensive income	(14,584)	(862)
Receivables on account of shares issued	(30,000)	(150,000)
Accumulated deficit	(765,942)	(599,125)
T o t a l Stockholders’ Equity (Deficiency)	(202,309)	(174,137)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$238,458	$80,954

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	April 30		April 30
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

General and administrative expenses	$118,169	$216,273	$53,103	$173,970
Operating loss	(118,169)	(216,273)	(53,103)	(173,970)

Interest expense, net	(34,926)	(16,050)	(5,036)	(8,257)
Net loss	$(153,095)	$(232,323)	$(58,139)	$(182,227)

Other comprehensive loss - Foreign currency gain (loss)	(13,722)	(1,777)	(9,582)	(2,271)
Comprehensive loss	$(166,817)	$(234,100)	$(67,721)	$(184,498)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	138,689,526	647,345,000	203,180,556

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2016 (audited)	647,345,000	$64,734	$(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			120,000				120,000
Foreign currency translation adjustments				(13,722)			(13,722)
Value of obligation to issue shares					32,367		32,367
Net loss for the nine months ended April 30, 2017				—		(166,817)	(166,817)
BALANCE AT APRIL 30, 2017 (Unaudited)	647,345,000	$64,734	(30,000)	$(14,584)	$543,483	$(765,942)	$(202,309)

	Common Stock, $0.0001 Par Value		Receivables on account of	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares issued	adjustments	Capital	deficit	Equity (deficit)

BALANCE AT AUGUST 1, 2015 (audited)	107,145,000	$10,714	$—	$—	$24,936	$(240,265)	$(204,615)

Issuance of shares in exchanges for conversion of loan	270,000,000	27,000			243,000		270,000
Issuance of shares for services	120,200,000	12,020			108,180		120,200
Receivables on account of shares issued	150,000,000	15,000	(150,000)		135,000		—
Foreign currency translation adjustments				(1,777)			(1,777)
Net loss for the nine months ended April 30, 2016				—		(234,100)	(234,100)
BALANCE AT APRIL 30, 2016 (Unaudited)	647,345,000	$64,734	(150,000)	$(1,777)	$511,116	$(474,365)	$(50,292)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	April 30
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(166,817)	$(234,100)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	567	—
Accrued interest on loans from related party	—	12,621
Increase in accrued interest on long term loans	65,852	6,556
Share based compensation	—	120,200
Increase in prepaid expenses and other receivables	(161,376)	(39,662)
Increase (decrease) in other account payables	7,123	3,546
Net cash used in operating activities	(254,651)	(130,839)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,400)	—
Net cash used in investing activities	(2,400)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from receivables on account of shares	120,000	—
Proceeds from long term loan	145,068	132,943
Proceeds from bank credit	—	—
Proceeds from loan Payable – related party	—	60,080
Repayments of loan– related party		(6,382)
Net cash provided by financing activities	265,068	186,641

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,017	55,802

EFFECT OF EXCHANGE RATE CHANGES	(13,722)	(1,777)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,609	215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,904	$54,240

NON-CASH TRANSACTION:
Value of obligation to issue shares	32,367	—
Conversion of related party loan into shares	—	270,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of April 30, 2017 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending July 31, 2017.

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

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $765,942 as of April 30, 2017. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of April 30, 2017 other current assets includes loans to an officer of the Company in the amount of $93,340. The loan is due on demand with no interest.

NOTE 7 – COMMON SHARES:

On April 14, 2016, the Board of Directors of the Company has approved the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000. During the period ended October 31, 2016, the Company received $120,000 of such subscription amounts.

NOTE 8 – LONG-TERM LOAN:

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

On March 8, 2017 the Bengio entered into a loan agreement with a third party (the "Lender") according to which the lender will lend the company up to $207,240 (NIS750,000). The loan bears annual nominal interest of 25%. The loan and accrued interest matures on March 15, 2020. In addition, the Company undertook to issue the Lender 1% of the outstanding common shares of the Company (6,473,450 common shares) and to finance the cost of its par value ($6,473). As of the balance shaeet date such shares have not been issued yet. As of the date of the balance sheet the Lender has provided the Company $103,620 (NIS375,000). The value of the obligation to issued shares was valued at $32,367 and was recorded as an additional paid in capital and was offset against the loan balance.

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

Other than our current director and officer, we have no employees June 20, 2017

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the nine months ended April 30 , 2017

The Company did not generate any revenues from operations for the nine months ended April 30 2017

During the nine months ended April 30 2017 the operating expenses and the net loss was $118,169 and $153,095 respectively. The operating expenses and net loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities .

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of April 30 2017 was $47,904. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan ..

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of April 30 , 2017 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the nine months ended April 30 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30 2017, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

June 20 2017

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

