Form 10-K
period 2017-07-31
Darkstar Ventures, Inc.
filed 2017-11-14
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

Commission file number: 000-54649

DARKSTAR VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State of incorporation)	(I.R.S. Employer Identification No.)

7 ELIEZRI STREET

JERUSALEM , ISRAEL

(Address of principal executive offices)

972-73-2592084

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

As of November 14 2017 647,345,000 shares of the issuer’s common stock were issued and outstanding.

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

Overview

We were incorporated on May 8, 2007 in the State of Nevada. We was originally established to offer eco-friendly health and wellness products to the general public via the internet. As we had previously disclosed, on November 20, 2012, we entered into a binding letter of intent (“LOI”) with Real Aesthetic, Inc., a Nevada corporation (“Real Aesthetic”), to acquire all of the issued and outstanding shares of common stock in exchange for common stock of the Company. The closing of the transactions contemplated by the LOI was subject to the completion of the due diligence investigation of both parties, execution and delivery of documentation for the transaction, consents from the respective boards of directors of both companies and any third parties and the delivery of audited financial statements by Real Aesthetic. Subsequently, we decided not to pursue the contemplated transaction with Real Aesthetic.

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

Since February 2016, the Registrant’s Board of Directors authorized the establishment of a new wholly-owned Israeli subsidiary, Bengio Urban Renewals Ltd (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Registrant raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has hired employees and has signed contracts with the current tenants of two buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings .  Based upon the foregoing, the Registrant no longer deems itself to be a shell company.

We believe, based upon the current real estate market in Israel, that urban renewal projects present an excellent opportunity for us to generate revenues and profits which we expect to realize during our 2018 fiscal year. The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or replacing existing buildings.

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

As of November 14 2017 there were 647,345,000 shares of common stock issued and outstanding, which were held by approx. 42 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

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

Since February 2016, the Registrant’s Board of Directors authorized the establishment of a new  wholly-owned Israeli subsidiary, Bengio Urban Renewals Ltd (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Registrant raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has hired employees and has signed contracts with the current tenants of two buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings.

Results of Operations

For the years ended July 31, 2017 and July 31, 2016

Revenues

The Company did not generate any revenues during the years ended July 31, 2017 and July 31, 2016

Total operating expenses

During the year ended July 31, 2017, total operating expenses were $284,255, which consisted of professional fees , general and administrative expenses and expenses relating to the new business operations in relation to Tama 38. During the year ended July 31, 2016, total operating expenses were $325,350, which consisted of professional fees, general and administrative expenses and consulting fees.

Net loss

During the year ended July 31, 2017 and July 31 2016, the Company had a net loss of $360,143 and $357,998 respectively.

Liquidity and Capital Resources

As of July 31, 2017, the Company had a cash balance of $34,205.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $360,143 for the year ended July 31, 2017 and a net loss of $358,860 for the year ended July 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2017

 IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance sheets as of July 31, 2017 and July 31, 2016	F-1
Consolidated Statements of Comprehensive Loss for the years ended
July 31, 2017, and 2016	F-2
Consolidated Statements of stockholders' equity(deficiency) for the years ended
July 31, 2017, and 2016	F-3
Consolidated Statements of cash flows for the years ended
July 31, 2017, and 2016	F-4
Notes to financial statements	F-5

DARKSTAR VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2017	2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$34,205	$53,609
Related parties	135,644	—
Other current assets	59,304	27,345
Total current assets	229,153	80,954

LAND DEVELOPMENT COSTS	37,943	—

PROPERTY AND EQUIPMENT, NET	4,680	—

Total assets	$271,776	$80,954

Liabilities andStockholders’ Deficit
CURRENT LIABILITIES:
Trade payables	$24,001	$17,432
Other accounts payables and accrued expenses	13,478	—
Total current liabilities	37,479	17,432

LONG TERM LOAN	583,574	237,659

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001,none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at July 31, 2017 and 2016. Issued and outstanding: 647,345,000 shares at July 31, 2017 and 2016.	$64,734	$64,734
Additional paid-in capital	575,851	511,116
Accumulated other comprehensive income	(18,033)	(862)
Receivables on account of shares issued	(12,561)	(150,000)
Accumulated deficit	(959,268)	(599,125)
Total Stockholders’ Equity (Deficiency)	(349,277)	(174,137)
Total liabilities and Stockholders’ Equity (Deficiency)	$271,776	$80,954

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended
	July 31,
	2017	2016

Project development and general and administrative expenses	$284,255	$325,350 $
Operating loss	(284,255)	(325,350)

Interest expense, net	(58,717)	(32,648)
Net loss	$(342,972)	$(357,998)

Other comprehensive loss - Foreign currency gain (loss )	(17,171)	(862)
Comprehensive loss	$(360,143)	$(358,860)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	266,548,279

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

	Common Stock, $0.0001 Par Value		Receivables on account of shares	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	issued	adjustments	Capital	deficit	(deficit)

BALANCE AT JULY 31, 2015	107,145,000	$10,714	$—	$—	$24,936	$(240,265)	$(204,615)

Issuance of shares in exchanges for conversion of loan	270,000,000	27,000			243,000		270,000
Issuance of shares for services	120,200,000	12,020			108,180		120,200
Shares issuedon account of receivables	150,000,000	15,000	(150,000)		135,000		—
Foreign currency translation adjustments				(862)			(862)
Net loss for the year ended July 31, 2016				—		(358,860)	(358,860)
BALANCE AT JULY 31, 2016	647,345,000	$64,734	(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			137,439				137,439
Foreign currency translation adjustments				(17,171)			(17,171)
Value of obligation to issue shares					64,735		64,735
Net loss for the year ended July 31, 2017				—		(360,143)	(360,143)
BALANCE AT JULY 31, 2017	647,345,000	$64,734	(12,561)	$(18,033)	$575,851	$(959,268)	$(349,277)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(360,143)	$(358,860)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	632	—
Accrued interest on loans from related party	—	12,621
Accrued interest on loans to related party	(9,261)
Accrued interest on long term loan	100,409	15,611
Share based compensation	—	120,200

Increase in prepaid expenses and other current assets	(31,959)	(27,075)
Increase in trade payables and other account payables	20,937	16,013
Net cash used in operating activities	(279,385)	(221,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in land development costs	(37,943)	—
Purchase of property and equipment	(5,312)	—
	(43,255)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	309,351	222,048
Proceeds from receivables on account of shares	137,439	—
Proceeds from loan Payable – related party	—	60,080
Loans granted to related parties	(126,383)	—
Repayments of loan– related party	—	(6,382)
Net cash provided by financing activities	320,407	275,746

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,233)	54,256

EFFECT OF EXCHANGE RATE CHANGES	(17,171)	(862)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,609	215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,205	$53,609
NON-CASH TRANSACTION:
Conversion of related party loan into shares		270,000
Value of obligation to issue shares	64,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $959,268 as of July 31, 2017. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date.

	Year ended July 31,
	2017	2016
Official exchange rate of NIS 1 to U.S. dollar	0.281	0.261

b.	Principles of consolidation

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

Net loss per share, basic and diluted, is computed on the basis of the net loss for the period divided by the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and of common shares equivalents outstanding when dilutive. Common share equivalents include: (i) outstanding stock options under the Company’s share incentive plan and warrants which are included under the treasury share method when dilutive, and (ii) common shares to be issued under the assumed conversion of the Company’s outstanding convertible notes, which are included under the if-converted method when dilutive. The computation of diluted net loss per share for the years ended July 31, 2016, and 2015, does not include common share equivalents, since such inclusion would be anti-dilutive.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

h.	Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Assets are depreciated using the straight-line method over their estimated useful lives. Computers, software and electronic equipment are depreciated over three years. Tools and equipment are depreciated over ten years.

i.	Land development costs

Land development costs, including estimated value of land, under TAMA 38 purchase agreements are capitalized when definite agreement is signed with the tenants. Tax arising from such agreements is recorded as Obligation under construction agreements when the Company can estimate the tax obligation.

j.	Fair value measurements

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

k.	Adoption of New Accounting Standards

ASC Update 2014-15 “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern"

In August 2014, the FASB issued ASC Update 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 provide guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation.

The amendments in ASU 2014-15 became effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Management applied the guidance of ASU 2014-15 to these financial statements and has determined that there is a substantial doubt about the Company’s ability to continue as a going concern. Certain disclosures were updated to conform to the disclosures required under ASU 2014-15.

l.	Newly issued accounting pronouncements

ASC Update 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was effective for fiscal years beginning after December 15, 2016, for which early adoption was prohibited.

However, in August of 2015, the FASB issued ASC Update 2014-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017(the first quarter of fiscal year 2018 for the Company), and permitting early adoption of this update, but only for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period.

During 2016, the FASB issued several Accounting Standard Updates that focuses on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

An entity should apply the amendments in this ASU using one of the following two methods: 1. retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to adopt ASU 2014-09 as of January 1, 2018. The Company is in the process of evaluating the impact of ASU 2014-09 on its potential revenue streams, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017. Since the company did not report any revenues since its inception, management believes that the adoption of ASU 2014-09 will not have significant impact on its financial statements.

Newly issued accounting pronouncements (continue)

ASC Update 2016 - 02 “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions”

In February of 2016, the FASB issued ASC Update 2016 - 02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASC Update 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. This update is effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on the results of operations and financial statements.

ASC Update 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. Adoption is not expected to have a material effect on its results of operations, financial position, and cash flows.

ASC Update (ASU) No. 2016-09 "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting"

In March 2016, the FASB has issued ASC Update (ASU) No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period periods (i.e., in the first quarter of 2017 for calendar year-end companies).

The Company is in the process of assessing the impact, if any, of ASU 09-2016 on its financial statements.

NOTE 4 - RELATED PARTY

As of July 31, 2017 the balance includes loans to an officer of the Companyin the amount of $126,382 and accrued interest of $9,261. The loan is due twenty four months from the date of the loanand bears an interest of 26% per annum.

NOTE 5 - LAND DEVELOPMENT COSTS

During the period ended July 31, 2017 the Company signed two definite agreements with tenants one under "Tama 38" Israeli national zoning plan ("Tama 38") and another under “PinuiBinui” project.

According to the Tama 38 signed project the Company assumes the responsibility of renovating 32 apartments in exchange for covering all costs of renovations, securing building permits and paying requisite taxes. The Company wasgranted the right to build an additional 28 apartments connected to the existing building that would be sold upon completion of the project.

According to the “PinuiBinui” project the residents of 12 apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  Under the agreement the Company will pay all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the Company intends to add 24 new apartments to the building that would be sold upon completion of the project.

Both agreements are conditional upon obtaining the final approval from the cities' planning institutions and other conditions set forth in the agreements. As the Company could not estimate the land purchase taxes arising from the agreements such costs were not accrued in this financial statements. Land purchase taxes are notdue until final approvals are obtained.

NOTE 6 - PREFERRED STOCK

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - COMMON SHARES:

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

On April 14, 2016, the Board of Directors of the Company has approved the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000. During the period ended July 31, 2017, the Company received $137,439 of such subscription amounts. During August 2017 the Company received the remaining balance of $12,561.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG TERM LOAN:

On February 28, 2016, Bengio and TCSM INC signed a loan agreement according to which TCSM would grant the Company a loan of up to $256,016 (NIS 1,000,000). As of July 31, 2017 the Company received loan installments of NIS 925,000. The loan bears interest at an annual rate of 25%. The principal and interest will be repaid at March 1, 2019.

On February 28, 2016 TCSM INC assigned its rights in the above loan agreement to a third party. The loan is secured by Avraham Bengio, the Company's majority holder of the issued and outstanding shares of common stock and its Sole Director, CEO and CFO in an amount of up to $172,826 (NIS 650,000).

On March 8, 2017 Bengio entered into a loan agreement with a third party (the "Lender") according to which the lender will lend the company up to $207,240 (NIS 750,000). The loan bears annual nominal interest of 25%. The loan and accrued interest matures on March 15, 2020. In addition, the Company undertook to issue the Lender 1% of the outstanding common shares of the Company (6,473,450 common shares) and to finance the cost of its par value ($6,473). As of the balance sheet date such shares have not been issued yet. The value of the obligation to issues shares was valued at $64,735 and was recorded as additional paid in capital and was offset against the loan balance.

NOTE 9 - INCOME TAXES:

At July 31, 2017 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $354,000, which may be applied against future taxable income, if any, through 2037. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carry forwards.

At July 31, 2017 the Company had a deferred tax asset of approximately $120,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $10,000 and $36,000 for the years ended July 31, 2017 and 2016, respectively.

The Company’s subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $240,000 as of July 31,2017, which may be carryforward to offset against future income for an indefinite period of time.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of July 31, 2016.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS:

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

NOTE 11 – SUBSEQUENT EVENT

On August 22, 2017 the Company received payment of $12,561 for shares issued from receivables on account of shares issued.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2017, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2017, our internal control over financial reporting was not effective.

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

On May 14 2015 Chizkyau Lapin resigned as Chairman, President and Chief Executive Officer and Accounting Officer and was replaced by Avraham Bengio. MrBengio studies engineering in the High School of Technology in Jerusalem . From 1995 until present he is the CEO ( also founder ) of a company in Israel YSVA MAKOR CHAYIM Investments LTD in the business of Land and Building investments and development .

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

Compensation of Directors

During the fiscal year ending July 31, 2017, the company paid the CEO compensation of $6,700.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of November 14, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of July 31 2017 the Company's sole officer and director and companies he controls owed the Company $135,644.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountants are Weinberg and Bear LLC. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2016	Fiscal Year Ended July 31, 2017
Audit Fees	$11,000	$11,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2017, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits

Exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: November 14, 2017	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated November 14, 2017	By:	/s/ Avraham Bengio
	Name:	Avraham bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

