Form 10-K/A
period 2017-07-31
Darkstar Ventures, Inc.
filed 2017-11-20
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

Darkstar Ventures Inc (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended July 31, 2017, filed with the Securities and Exchange Commission on November 14, 2017 (the “Form 10-K”), solely for the purpose of replacing the financial statements originally filed with the correct financial statements and the Report of Registered Independent Auditors.

This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

1

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

“Pinui-Binui” projects are defined as development where the residents of apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  The tenants then return to new apartments in the newly finished and renovated building.  The contractor pays all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the contractor adds new apartments in the building which are sold to generate profit.

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

“Pinui-Binui” projects are defined as development where the residents of apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  The tenants then return to new apartments in the newly finished and renovated building.  The contractor pays all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the contractor adds new apartments in the building which are sold to generate profit.

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

Results of Operations

For the years ended July 31, 2017 and July 31, 2016

Revenues

The Company did not generate any revenues during the years ended July 31, 2017 and July 31, 2016

Total operating expenses

During the year ended July 31, 2017, total operating expenses were $310,955, which consisted of professional fees , general and administrative expenses and expenses relating to the new business operations in relation to Tama 38. During the year ended July 31, 2016, total operating expenses were $325,350, which consisted of professional fees , general and administrative expenses and consulting fees.

Net loss

During the year ended July 31, 2017 and July 31 2016, the Company had a net loss of $369,672 and $357,998 respectively.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $369,672 for the year ended July 31, 2017 and a net loss of $357,998 for the year ended July 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2017

 IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Report of Registered Independent Auditors	F-1
Consolidated Balance sheets as of July 31, 2017 and July 31, 2016	F-2
Consolidated Statements of Comprehensive Loss for the years ended
July 31, 2017, and 2016	F-3
Consolidated Statements of stockholders' equity(deficiency) for the years ended
July 31, 2017, and 2016	F-4
Consolidated Statements of cash flows for the years ended
July 31, 2017, and 2016	F-5
Notes to financial statements	F-6

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Darkstar Ventures Inc.:

We have audited the accompanying balance sheets of Darkstar Ventures Inc. (a Nevada corporation) as of July 31, 2017 and 2016 and the related statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Darkstar Ventures Inc. as of July 31, 2017 and 2016 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Respectfully submitted,

Weinberg & Baer LLC

Baltimore,Maryland

November 14, 2017

DARKSTAR VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2017	2016
Assets
CURRENT ASSETS:
Cash and cash equivalents	$34,205	$53,609
Related parties	135,644	—
Other current assets	26,859	27,345
Total current assets	196,708	80,954

LAND DEVELOPMENT COSTS	11,243	—

PROPERTY AND EQUIPMENT, NET	4,680	—

OTHER ASSETS	32,445	—

Total assets	$245,076	$80,954

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Trade payables	$24,001	$17,432
Other accounts payables and accrued expenses	13,478	—
Total current liabilities	37,479	17,432

LONG TERM LOAN	583,574	237,659

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001,none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at July 31, 2017 and 2016. Issued and outstanding: 647,345,000 shares at July 31, 2017 and 2016.	$64,734	$64,734
Additional paid-in capital	575,851	511,116
Accumulated other comprehensive income	(18,033)	(862)
Receivables on account of shares issued	(12,561)	(150,000)
Accumulated deficit	(985,968)	(599,125)
Total Stockholders’ Equity (Deficiency)	(375,977)	(174,137)
Total liabilities and Stockholders’ Equity (Deficiency)	$245,076	$80,954

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended
	July 31,
	2017	2016
Project development and general and administrative expenses	$310,955	$325,350
Operating loss	(310,955)	(325,350)

Interest expense, net	(58,717)	(32,648)
Net loss	$(369,672)	$(357,998)

Other comprehensive loss - Foreign currency gain (loss )	(17,171)	(862)
Comprehensive loss	$(386,843)	$(358,860)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	266,548,279

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

	Common Stock, $0.0001 Par Value		Receivables on account of shares	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders' Equity
	Shares	Amount	issued	adjustments	Capital	deficit	(deficit)

BALANCE AT JULY 31, 2015	107,145,000	$10,714	$—	$—	$24,936	$(240,265)	$(204,615)

Issuance of shares in exchanges for conversion of loan	270,000,000	27,000			243,000		270,000
Issuance of shares for services	120,200,000	12,020			108,180		120,200
Shares issuedon account of receivables	150,000,000	15,000	(150,000)		135,000		—
Foreign currency translation adjustments				(862)			(862)
Net loss for the year ended July 31, 2016				—		(358,860)	(358,860)
BALANCE AT JULY 31, 2016	647,345,000	$64,734	(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			137,439				137,439
Foreign currency translation adjustments				(17,171)			(17,171)
Value of obligation to issue shares					64,735		64,735
Net loss for the year ended July 31, 2017				—		(386,843)	(386,843)
BALANCE AT JULY 31, 2017	647,345,000	$64,734	(12,561)	$(18,033)	$575,851	$(985,968)	$(375,977)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386,843)	$(358,860)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	632	—
Accrued interest on loans from related party	—	12,621
Accrued interest on loans to related party	(9,261)
Accrued interest on long term loan	100,409	15,611
Share based compensation	—	120,200

Increase (decrease) in prepaid expenses and other current assets	(31,959)	(27,075)
Increase in trade payables and other account payables	20,937	16,013
Net cash used in operating activities	(306,085)	(221,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in land development costs	(11,243)
Purchase of property and equipment	(5,312)	—
	(16,555)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	309,351	222,048
Proceeds from receivables on account of shares	137,439	—
Proceeds from loan Payable – related party	—	60,080
Loans granted to related parties	(126,383)	—
Repayments of loan– related party	—	(6,382)
Net cash provided by financing activities	320,407	275,746

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,233)	54,256

EFFECT OF EXCHANGE RATE CHANGES	(17,171)	(862)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,609	215

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,205	$53,609
NON-CASH TRANSACTION:
Conversion of related party loan into shares	—	270,000
Value of obligation to issue shares	64,735	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $985,968 as of July 31, 2017. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Newly issued accounting pronouncements (continued)

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY

As of July 31, 2017 the balance includes loans to an officer of the Company in the amount of $126,382 and accrued interest of $9,261. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum.

NOTE 5 - LAND DEVELOPMENT COSTS

During the period ended July 31, 2017 the Company signed two definite agreements with tenants one under "Tama 38" Israeli national zoning plan ("Tama 38") and another under “Pinui Binui” project.

According to the Tama 38 signed project the Company assumes the responsibility of renovating 32 apartments in exchange for covering all costs of renovations, securing building permits and paying requisite taxes.The Company was granted the right to build an additional 28 apartments connected to the existing building that would be sold upon completion of the project.

According to the “Pinui Binui” project the residents of 12 apartments are temporarily evacuated so that the buildings may be demolished and rebuilt.  Under the agreement the Company will pay all costs for demolition, construction, relocating apartment owners and renting their temporary homes during construction.  In exchange, the Comapny intends to add 24 new apartments to the building that would be sold upon completion of the project.

Both agreements are conditional upon obtaining the final approval from the cities' planning institutions and other conditions set forth in the agreements. As the Company could not estimate the land purchase taxes arising from the agreements such costs were not accrued in this financial statements. Land purchase taxes are not due until final approvals are obtained.

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of July 31, 2017 the balance includes loans to an officer of the Company in the amount of $126,382 and accrued interest of $9,261. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum.

NOTE 11 - SUBSEQUENT EVENT

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

DARKSTAR VENTURES, INC.

Dated: November 20, 2017	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated November 20, 2017	By:	/s/ Avraham Bengio
	Name:	Avraham bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

