Form 10-Q
period 2017-10-31
Darkstar Ventures, Inc.
filed 2017-12-20
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended October 31 2017

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

Yes [ ]  No [X ]

As of December 20, 2017 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31 2016

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2017

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of October 31, 2017(Unaudited) and July 31, 2017	3
Condensed Consolidated Statements of Comprehensive Loss for the three months
ended October 31, 2017 and 2016 (Unaudited)	4
Condensed Consolidated Statements of stockholders' deficit for the period of three months
ended October 31, 2017 and 2016 (Unaudited)	5
Condensed Consolidated Statements of cash flows for the three months
ended October 31, 2017 and 2016 (Unaudited)	6
Notes to condensed unaudited interim financial statements	7 - 12

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2017	2017
		Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$19,687	$34,205
related parties	158,660	135,644
Other current assets	23,955	26,859
T o t a l current assets	202,302	196,708

LAND DEVELOPMENT COSTS	11,360	11,243

PROPERTY AND EQUIPMENT, NET	4,178	4,680

OTHER ASSETS	26,407	32,445

T o t a l assets	$244,247	$245,076

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Trade payables	$24,947	$24,001
Other accounts payables and accrued expenses	31,147	13,478
T o t a l current liabilities	56,094	37,479

LONG TERM LOAN	630,417	583,574

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at October 31, 2017 and July 31, 2017. Issued and outstanding: 647,345,000 shares at October 31, 2017 and July 31, 2017.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(26,627)	(18,033)
Receivables on account of shares issued	—	(12,561)
Accumulated deficit	(1,056,222)	(985,968)
T o t a l Stockholders’ Equity (Deficiency)	(442,264)	(375,977)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$244,247	$245,076

The accompanying notes are an integral part of the consolidated financial statements.

Director: _______________

Date:_________________

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	October 31
	2017	2016
	$

Project development and general and administrative expenses	$35,359	$31,802
Operating loss	(35,359)	(31,802)

Interest expense, net	(26,301)	(15,382)
Net loss	$(61,660)	$(47,184)

Other comprehensive loss - Foreign currency gain (loss)	(8,594)	(862)
Comprehensive loss	$(70,254)	$(48,046)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2017 (audited)	647,345,000	$64,734	$(12,561)	$(18,033)	$575,851	$(985,968)	$(375,977)

Received on account of shares issued			12,561				12,561
Foreign currency translation adjustments				(8,594)			(8,594)
Net loss for the three months ended October 31, 2016				—		(70,254)	(70,254)
BALANCE AT OCTOBER 31, 2017 (Unaudited)	647,345,000	$64,734	—	$(26,627)	$575,851	$(1,056,222)	$(442,264)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2016 (audited)	647,345,000	$64,734	$(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			120,000				120,000
Foreign currency translation adjustments				173			173
Net loss for the three months ended October 31, 2016				—		(48,046)	(48,046)
BALANCE AT OCTOBER 31, 2016 (Unaudited)	647,345,000	$64,734	(30,000)	$(689)	$511,116	$(647,171)	$(102,010)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	October 31
	2017	2016
	$
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,254)	$(48,046)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	502	—
Land development cost	(117)	—
Increase in accrued interest on long term loan	46,843	13,623
Increase in accrued interest on related party loan	(23,016)	—
Increase in prepaid expenses and other receivables	8,942	(97,202)
Increase (decrease) in other account payables	18,615	(7,617)
Net cash used in operating activities	(18,485)	(139,242)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from receivables on account of shares	12,561	120,000
Net cash provided by financing activities	12,561	120,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,924)	(19,242)

EFFECT OF EXCHANGE RATE CHANGES	(8,594)	173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,205	53,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$19,687	$34,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of July 31.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of October 31, 2017 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018.

The July 31, 2017 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2017.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company, the wholly owned subsidiaries of Bengio Urban Renewals Ltd for the quarter ended October 30, 2017. Significant intercompany balances and transactions have been eliminated.

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Property, plant and equipment

Property, plant and equipment (“PPE”) are stated at cost less accumulated depreciation and amortization.  Expenditures for maintenance and repairs are charged to expense as incurred.  Additions, improvements and major replacements that extend the life of the asset are capitalized.

Depreciation and amortization is recorded using the straight-line method over the estimated useful lives of depreciable assets, which are generally three to five years.

Land development costs

Land development costs, including estimated value of land, under TAMA 38 purchase agreements are capitalized when definite agreement is signed with the tenants. Tax arising from such agreements is recorded as Obligation under construction agreements when the Company can estimate the tax obligation.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

The Company recognizes revenues when title has passed to the customer, which is generally when products are shipped.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares. As at March 31, 2017 the Company had no potentially dilutive shares.

Fair Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

- Level 1: Quoted prices in active markets for identical instruments;

- Level 2: Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3: Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

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

NOTE 4 –LOAN TO RELATED PARTY

	October 30,	July 31,
	2017 (unaudited)	2017 (Audited)
	$	$

Loan to related party	158,660	135,644

The above loan is unsecured, bears 26% annum interest. This loan is repayable till October 2018.

NOTE 5 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,056,222 as of October 31, 2017. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – INCOME TAXES

The benefit for income taxes for the periods ended October 30, 2017 and July 31, 2017 differ from the amount which would be expected as a result of applying the statutory tax rates to the losses before income taxes due primarily to changes in the valuation allowance to fully reserve net deferred tax assets.

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income.

The components of these differences are as follows:

	October 30,	October 30,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(70,254)	(48,046)
Statutory rate	15%	15%
Expected tax recovery	(10,538)	(7,207)
Change in valuation allowance	10,538	7,207
Income tax provision	—	—

	October 30,	July 31,
	2017	2017
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	(158,433)	(147,895)
Less: valuation allowance	158,433	147,895
Net deferred tax asset	—	—

The Company has provided a valuation allowance against the full amount of the deferred tax asset due to management’s uncertainty about its realization. As of October 30, 2017 the Company had approximately $1,056,222 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2037.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following entities have been identified as related parties:

Avraham Bengio Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	October 30,	July 31,
	2017	2017
	(Unaudited)	(Audited)
	$	$
Balance sheet:
Loan to related party	158,660	135,644

The above loan is unsecured, bears 26% annum interest. This loan is repayable till October 2018.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

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

Other than our current director and officer, we employ addition 2 employees as of October 31, 2017

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended October 31, 2017

The Company did not generate any revenues from operations for the three months ended October 31, 2017

During the three months ended October 31, 2017 the operating expenses and the comprehensive loss was $35,359 and $70,254 respectively. The operating expenses and comprehensive loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities ..

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

Our cash balance as of October 31, 2017 was $19,687. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan ..

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of October 31 , 2017 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended October 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2017, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

December 20, 2017

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

