Form 10-Q/A
period 2017-10-31
Darkstar Ventures, Inc.
filed 2017-12-22
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A

(Amendment No. 1)

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

EXPLANATORY NOTE

Darkstar Ventures Inc (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended October 31, 2017, filed with the Securities and Exchange Commission on December 20, 2017 (the “Form 10-Q”), solely for the purpose of replacing the financial statements originally filed with the correct financial statements and the Report of Registered Independent Auditors.

This Form 10-Q/A speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

1

DARKSTAR VENTURES, INC.

FORM 10-Q /A

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

NOTE 4 –LOAN TO RELATED PARTY

	October 31,	July 31,
	2017 (unaudited)	2017 (Audited)
	$	$

Loan to related party	158,660	135,644

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

The components of these differences are as follows:

	October 31,	October 31,
	2017	2016
	(Unaudited)	(Unaudited)
	$	$
Net tax loss carry-forwards	(70,254)	(48,046)
Statutory rate	15%	15%
Expected tax recovery	(10,538)	(7,207)
Change in valuation allowance	10,538	7,207
Income tax provision	—	—

	October 31,	July 31,
	2017	2017
	(Unaudited)	(Audited)
	$	$
Components of deferred tax assets:
Non capital tax loss carry forwards	(158,433)	(147,895)
Less: valuation allowance	158,433	147,895
Net deferred tax asset	—	—

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

The following entities have been identified as related parties:

Avraham Bengio Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	October 31,	July 31,
	2017	2017
	(Unaudited)	(Audited)
	$	$
Balance sheet:
Loan to related party	158,660	135,644

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

DARKSTAR VENTURES INC

December 22, 2017

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

