Form 10-Q
period 2018-01-31
Darkstar Ventures, Inc.
filed 2018-03-20
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended January 31, 2018

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

Commission file number:000-54649

DARKSTAR VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State of incorporation)	(I.R.S. Employer Identification No.)

7 ELIEZRI STREET

JERUSALEM , ISRAEL

(Address of principal executive offices)

PHONE 972-732592084

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

Yes [ ]  No [X ]

As of March 15, 2018 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED JANUARY 31 2018

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2018

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of January 31, 2018 and July 31, 2017	3
Condensed Consolidated Statements of Comprehensive Loss for the six and three months
ended January 31, 2018 and 2017	4
Condensed Consolidated Statements of stockholders' deficit for the period of six months
ended January 31, 2018 and 2017	5
Condensed Consolidated Statements of cash flows for the six months
ended January 31, 2018 and 2017	6
Notes to condensed interim financial statements	7 - 8

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2018	2017
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$—	$34,205
Related parties	82,122	135,644
Other current assets	23,955	26,859
T o t a l current assets	106,077	196,708

LAND DEVELOPMENT COSTS	49,298	11,243

PROPERTY AND EQUIPMENT, NET	4,335	4,680

OTHER ASSETS	20,369	32,445

T o t a l assets	$180,079	$245,076

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Trade payables	$21,393	$24,001
Short term loans	14,128
Other accounts payables and accrued expenses	5,094	13,478
T o t a l current liabilities	40,615	37,479

LONG TERM LOAN	690,537	583,574

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at January 31, 2018 and July 31, 2017. Issued and outstanding: 647,345,000 shares at January 31, 2018 and July 31, 2017.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(44,153)	(18,033)
Receivables on account of shares issued	—	(12,561)
Accumulated deficit	(1,147,505)	(985,968)
T o t a l Stockholders’ Equity (Deficiency)	(551,073)	(375,977)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$180,079	$245,076

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six months ended		Three months ended
	January 31		January 31
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Project development and general and administrative expenses	$87,300	$65,066	$37,253	$33,264
Operating loss	(87,300)	(65,066)	(37,253)	(33,264)

Interest expense, net	(48,116)	(29,890)	(28,258)	(14,508)
Net loss	$(135,416)	$(94,956)	$(65,511)	$(47,772)

Other comprehensive loss - Foreign currency gain (loss)	(26,120)	(4,140)	(17,527)	(3,278)
Comprehensive loss	$(161,536)	$(99,096)	$(83,038)	$(51,050)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2017 (audited)	647,345,000	$64,734	$(12,561)	$(18,033)	$575,851	$(985,969)	$(375,978)

Received on account of shares issued			12,561				12,561
Foreign currency translation adjustments				(26,120)			(26,120)
Net loss for the six months ended January 31, 2018				—		(161,536)	(161,536)
BALANCE AT January 31, 2018 (Unaudited)	647,345,000	$64,734	—	$(44,153)	$575,851	$(1,147,505)	$(551,073)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2016 (audited)	647,345,000	$64,734	$(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			120,000				120,000
Foreign currency translation adjustments				(4,140)			(4,140)
Net loss for the six months ended January 31, 2017				—		(94,956)	(94,956)
BALANCE AT January 31, 2017 (Unaudited)	647,345,000	$64,734	(30,000)	$(5,002)	$511,116	$(694,081)	$(152,233)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	January 31
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,416)	$(94,956)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	859	358
Increase in accrued interest on long term loan	87,781	53,830
Increase in accrued interest on related party loan	(14,559)	—
Decrease in related party loan	74,175	—
Increase in prepaid expenses and other receivables	1,709	(117,807)
Increase (decrease) in other account payables	(11,480)	(7,376)
Net cash used in operating activities	3,069	(165,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Land development costs	(37,551)	—
Purchase of property and equipment	(292)	(1,004)
Net cash used in investing activities	(37,843)	(1,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan received	14,128
Proceeds from receivables on account of shares	12,561	120,000
Net cash provided by financing activities	26,689	120,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,084)	(46,955)

EFFECT OF EXCHANGE RATE CHANGES	(26,121)	(4,140)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,205	53,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$2,514

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of January 31, 2018 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2017, are applied consistently in these financial statements.

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,147,505 as of January 31, 2018. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2017 was filed.

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of January 31, 2018 the balance includes loans to an officer of the Company in the amount of $43,958 and accrued interest of $38,164. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum.

On November 1, 2017, Bengio and Bengio Urban Renewals Management Ltd ("Bengio Management"), a company controlled by the Company's majority shareholder, signed a Management Service Agreement according to which the shareholder would provide management services to Bengio Bengio the includes among other, locating potential projects, signing tenants and construction management. In consideration for the services above the Company shall pay a monthly fee of $15,000 and $10,000 for each project signed and 1.5% of the projects costs (as approved by the escorting bank).

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

Since February 2016, the Registrant’s Board of Directors authorized the establishment of a new  wholly-owned Israeli subsidiary, Bengio Urban Renewals Ltd (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Registrant raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has recently hired employees and has signed contracts with the current tenants of seven buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings .

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

Other than our current director and officer, we employ addition 2 employees as of January 31, 2018

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the six months ended January 31, 2018

The Company did not generate any revenues from operations for the three months ended January 31, 2018

During the six months ended January 31, 2018 the operating expenses and the comprehensive loss was $135,416 and $161,536 respectively. The operating expenses and comprehensive loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

We did not have any cash balance as of January 31, 2018. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan .

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of January 31, 2018 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended January 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31, 2018, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

March 20, 2018

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

