Form 10-Q
period 2018-04-30
Darkstar Ventures, Inc.
filed 2018-06-19
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended April 30, 2018

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

Yes [ ]  No [X ]

As of June 15, 2018 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED April 30 2018

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

\

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2018

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of April 30, 2018 and July 31, 2017	3
Condensed Consolidated Statements of Comprehensive Loss for the nine months and three
months ended April 30, 2018 and 2017	4
Condensed Consolidated Statements of stockholders' deficit for the period of nine months
ended April 30, 2018 and 2017	5
Condensed Consolidated Statements of cash flows for the nine months
ended April 30, 2018 and 2017	6
Notes to condensed interim financial statements	7 - 8

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2018	2017
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$—	$34,205
Related parties	27,295	135,644
Other current assets	24,752	26,859
T o t a l current assets	52,047	196,708

LAND DEVELOPMENT COSTS	48,025	11,243

PROPERTY AND EQUIPMENT, NET	4,889	4,680

OTHER ASSETS	14,528	32,445

T o t a l assets	$119,489	$245,076

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Short term bank credit	$8,599	$—
Trade payables	30,037	24,001
Short term loans	13,099	—
Other accounts payables and accrued expenses	12,115	13,478
T o t a l current liabilities	63,850	37,479

LONG TERM LOAN	690,793	583,574

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at April 30, 2018 and July 31, 2017. Issued and outstanding: 647,345,000 shares at April 30, 2018 and July 31, 2017.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(15,653)	(18,033)
Receivables on account of shares issued	—	(12,561)
Accumulated deficit	(1,260,086)	(985,968)
T o t a l Stockholders’ Equity (Deficiency)	(635,154)	(375,977)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$119,489	$245,076

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	April 30		April 30
	2018	2017	2018		2017
	(Unaudited)		(Unaudited)

Project development and general and administrative expenses	160,499	$118,169	$73,199		$53,103	$
Operating loss	(160,499)	(118,169)	(73,199)		(53,103)

Interest expense, net	(115,998)	(34,926)	(67,883)		(5,036)
Net loss	(276,497)$	(153,095)$	(141,082	)$	(58,139	)$

Other comprehensive loss - Foreign currency gain (loss)	2,380	(13,722)	28,501		(9,582)
Comprehensive loss	$(274,117)	(166,817)$	112,581	))$	(67,721	)$

Basic and diluted net loss per common share	($(0.00	($(0.00	($(0.00		($(0.00

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000	647,345,000		647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2017 (audited)	647,345,000	$64,734	$(12,561)	$(18,033)	$575,851	$(985,969)	$(375,978)

Received on account of shares issued			12,561				12,561
Foreign currency translation adjustments				2,380			2,380
Net loss for the nine months ended April 30, 2018				—		(274,117)	(274,117)
BALANCE AT April 30, 2018 (Unaudited)	647,345,000	$64,734	—	$(15,653)	$575,851	$(1,260,086)	$(635,154)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2016 (audited)	647,345,000	$64,734	$(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			120,000				120,000
Foreign currency translation adjustments				(13,722)			(13,722)
Value of obligation to issue shares					32,367		32,367
Net loss for the nine months ended April 30, 2017				—		(166,817)	(166,817)
BALANCE AT April 30, 2017 (Unaudited)	647,345,000	$64,734	(30,000)	$(14,584)	$543,483	$(765,942)	$(202,309)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

’

	Nine months ended
	April 30
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,050)	$(166,817)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	1,094	567
Increase in accrued interest on long term loan	128,478	65,852
Increase in accrued interest on related party loan	(11,765)	—
Decrease in related party loan	118,523	—
Increase in prepaid expenses and other receivables	2,107	(161,376)
Increase (decrease) in other account payables	4,990	(7,123)
Net cash used in operating activities	(32,623)	(254,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in Land development costs	(36,878)	—
Purchase of property and equipment	(1,343)	(2,400)
Net cash used in investing activities	(38,221)	(2,400)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan received	21,698
Proceeds from long term loan		145,068
Proceeds from receivables on account of shares	12,561	120,000
Net cash provided by financing activities	34,259	265,068

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,585)	8,017

EFFECT OF EXCHANGE RATE CHANGES	2,380	(13,722)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,205	53,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$47,904
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of April 30, 2018 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018.

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

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,260,086 as of April 30, 2018. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of April 30, 2018 the balance includes loans to an officer of the Company in the amount of $21,811 which is comprised of accrued interest on loan granted to the officer. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum.

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

Other than our current director and officer, we employ addition 2 employees as of April 30, 2018

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the nine months ended April 30, 2018

The Company did not generate any revenues from operations for the nine months ended April 30, 2018

During the nine months ended April 30, 2018 the operating expenses and the comprehensive loss was $276,497 and $274,117 respectively. The operating expenses and comprehensive loss was primarily the result of management service fees, professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities.

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

We did not have any cash balance as of April 30, 2018. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan .

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of April 30, 2018 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended April 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30, 2018, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

June 19, 2018

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

