Form 10-K
period 2018-07-31
Darkstar Ventures, Inc.
filed 2018-11-16
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

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

As of November 14 2018 647,345,000 shares of the issuer’s common stock were issued and outstanding.

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

We believe, based upon the current real estate market in Israel, that urban renewal projects present an excellent opportunity for us to generate revenues and profits but cannot forecast when and if such revenues would be generated. The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or replacing existing buildings.

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

The Company currently has no employees.

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

Results of Operations

For the years ended July 31, 2018 and July 31, 2017

Revenues

The Company did not generate any revenues during the years ended July 31, 2018 and July 31, 2017

Total operating expenses

During the year ended July 31, 2018, total operating expenses were $222,756, which consisted of professional fees , general and administrative expenses and expenses relating to the new business operations in relation to Tama 38. During the year ended July 31, 2017, total operating expenses were $310,955, which consisted of professional fees, general and administrative expenses and consulting fees.

Net loss

During the year ended July 31, 2018 and July 31 2017, the Company had a net loss of $378,263 and $369,672 respectively.

Liquidity and Capital Resources

As of July 31, 2018, the Company did not have a cash balance.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $378,263 for the year ended July 31, 2018 and a net loss of $369,672 for the year ended July 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2018

IN U.S. DOLLARS

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated Balance sheets as of July 31, 2018 and 2017	F-2
Consolidated Statements of Comprehensive Loss for the years ended
July 31, 2018, and 2017	F-3
Consolidated Statements of stockholders' equity (deficiency) for the years ended
July 31, 2018, and 2017	F-4
Consolidated Statements of cash flows for the years ended
July 31, 2018, and 2017	F-5
Notes to financial statements	F-6

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Darkstar Ventures Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Darkstar Ventures Inc. and its subsidiary (“the Company”) as of July 31, 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended July 31, 2018, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2018, and the results of its operations and its cash flows for each of the periods ended July 31, 2018, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not established a source of revenue sufficient to cover its operating costs. As of July 31, 2017, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinstein & Co. C.P.A. (Isr)

We have served as the Company's auditor since 2018.

Jerusalem, Israel

November 15, 2018

DARKSTAR VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2018	2017
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$—	$34,205
Related parties	3,667	135,644
Other current assets	24,511	26,859
T o t a l current assets	28,178	196,708

LAND DEVELOPMENT COSTS	47,244	11,243

PROPERTY AND EQUIPMENT, NET	4,368	4,680

OTHER ASSETS	8,490	32,445

T o t a l assets	$88,280	$245,076

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Short term bank credit	$7,016	$—
Trade payables	18,227	24,001
Short term loans	44,760	—
Other accounts payables and accrued expenses	34,646	13,478
T o t a l current liabilities	104,649	37,479

LONG TERM LOAN	712,376	583,574

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at July 31, 2018 and 2017. Issued and outstanding: 647,345,000 shares at July 31, 2018 and 2017.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(5,099)	(18,033)
Receivables on account of shares issued	—	(12,561)
Accumulated deficit	(1,364,231)	(985,968)
T o t a l Stockholders’ Equity (Deficiency)	(728,745)	(375,977)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$88,280	$245,076

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended
	July 31,
	2018	2017

Project development and general and administrative expenses	$222,756	$310,955
Operating loss	(222,756)	(310,955)

Interest expense, net	(155,507)	(58,717)
Net loss	$(378,263)	$(369,672)

Other comprehensive loss - Foreign currency gain (loss )	12,934	(17,171)
Comprehensive loss	$(365,329)	$(386,843)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)

	Common Stock, $0.0001 Par Value		Receivables on account of	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	shares issued	adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2016	647,345,000	$64,734	(150,000)	$(862)	$511,116	$(599,125)	$(174,137)

Received on account of shares issued			137,439				137,439
Foreign currency translation adjustments				(17,171)			(17,171)
Value of obligation to issue shares					64,735		64,735
Net loss for the year ended July 31, 2017						(386,843)	(386,843)
BALANCE AT JULY 31, 2017	647,345,000	$64,734	(12,561)	$(18,033)	$575,851	$(985,968)	$(375,977)

Debtors on account of shares issued			12,561				12,561
Foreign currency translation adjustments				12,934			12,934
Net loss for the year ended July 31, 2018						(378,263)	(378,263)
BALANCE AT JULY 31, 2018	647,345,000	$64,734	—	$(5,099)	$575,851	(1,364,231)$	$(728,745)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(378,263)	$(386,843)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	1,654	632
Expenses in respect of loans	152,757	—
Accrued interest on loans to related party	—	(9,261)
Changes in related party balances	131,979	100,409
Increase (decrease) in prepaid expenses and other current assets	2,348	(31,959)
Increase in trade payables and other account payables	15,395	20,937
Net cash used in operating activities	(74,130)	(306,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in land development costs	(36,002)	(11,243)
Purchase of property and equipment	(1,343)	(5,312)
	(37,345)	(16,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term loan	—	309,351
Proceeds from receivables on account of shares	12,561	137,439
Proceeds from loan Payable	51,775	—
Loans granted to related parties	—	(126,383)
Net cash provided by financing activities	64,336	320,407

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,139)	(2,233)

EFFECT OF EXCHANGE RATE CHANGES	12,934	(17,171)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	34,205	53,609

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$34,205

NON-CASH TRANSACTION:
Value of obligation to issue shares	—	64,735

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,364,231 as of July 31, 2018. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Gains or losses resulting from translation adjustments are reflected in stockholders' deficit, under “accumulated other comprehensive income (loss)”.

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date.

	Year ended July 31,
	2018	2017
Official exchange rate of NIS 1 to U.S. dollar	0.273	0.281

b.	Principles of consolidation

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

However, in August of 2015, the FASB issued ASC Update 2014-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017 (the first quarter of fiscal year 2018 for the Company), and permitting early adoption of this update, but only for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period.

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

ASC Update 2017-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

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

NOTE 4 – LAND DEVELOPMENT COSTS

The Company signed two definite agreements with tenants one under "Tama 38" Israeli national zoning plan ("Tama 38") and another under “Pinui Binui” project.

According to the Tama 38 signed project the Company assumes the responsibility of renovating 32 apartments in exchange for covering all costs of renovations, securing building permits and paying requisite taxes. The Company was granted the right to build an additional 28 apartments connected to the existing building that would be sold upon completion of the project.

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

NOTE 6 – PREFERRED STOCK

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

NOTE 7 – COMMON SHARES:

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

NOTE 8 – LONG TERM LOAN:

On February 28, 2016, Bengio and TCSM INC signed a loan agreement according to which TCSM would grant the Company a loan of up to $256,016 (NIS 1,000,000). By July 31, 2017, the Company received loan installments of NIS 925,000. The loan bears interest at an annual rate of 25%. The principal and interest will be repaid at March 1, 2019.

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

NOTE 9 – INCOME TAXES:

At July 31, 2018 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $395,000, which may be applied against future taxable income, if any, through 2038. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2018 the Company had a deferred tax asset of approximately $134,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $14,000 and $10,000 for the years ended July 31, 2018 and 2017, respectively.

The Company’s subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $601,000 as of July 31, 2018, which may be carryforward to offset against future income for an indefinite period of time.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of July 31, 2018.

NOTE 10 – RELATED PARTY TRANSACTIONS:

Details of transactions between the Company and related parties are disclosed below:

The following entities, as of July 31, 2018, have been identified as related parties:

Mr. Avraham Bengio	- Director and greater than 10% stockholder
Yashva Yasamut Mekarkein Ltd	- Joint control company
Yashva Mekor Chaim Investment Ltd	- -Joint control company
Bengio Urban Renewals Management Ltd	- Joint control company

	July 31,	July 31,
	2018	2017
	$	$
The following transactions were carried out with related parties:

Balance sheets:
Loan to joint control companies	57,526	56,156
Loan (from) to related party - director	(45,255)	118,087

As of July 31, 2017 the balance of the related party includes loans to an officer of the. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum. As of July 31, 2018 the loan was paid in full.

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

From time to time, the Company provides advances to joint control Companies for as advances for future services. These advances bear no interest and are due on demand.

Income Statement:
Management services	165,000	—

On November 1, 2017, Bengio and Bengio Urban Renewals Management Ltd ("Bengio Management"), a company controlled by the Company's majority shareholder, signed a Management Service Agreement according to which the shareholder would provide management services to Bengio the includes among other, locating potential projects, signing tenants and construction management. In consideration for the services above the Company shall pay a monthly fee of $15,000 and $10,000 for each project signed and 1.5% of the projects costs (as approved by the escorting bank).

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

Name and Business Address	Age	Position
Avraham Bengio 7 Eliezri Street Jerusalem Israel	53	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director

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

Compensation of Directors

During the fiscal year ending July 31, 2018, the company paid the CEO a cash compensation of approximately $4,000 and accrued addition $165,000 of management fee.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountants are Weinberg and Bear LLC. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2016	Fiscal Year Ended July 31, 2017
Audit Fees	$11,000	$12,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2018, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits

Exhibits

Exhibit No.	Description
31	Rule 13a-14(a)/15d-14(a) Certifications*
32	Section 1350 Certifications*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: November 14, 2018	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated November 14, 2018	By:	/s/ Avraham Bengio
	Name:	Avraham bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

