Form 10-Q
period 2018-10-31
Darkstar Ventures, Inc.
filed 2018-12-14
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended October 31 2018

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

Yes [ ]  No [X ]

As of December 13, 2018 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED OCTOBER 31 2018

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2018

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of October 31, 2018 and July 31, 2018	3
Condensed Consolidated Statements of Comprehensive Loss for the three months
ended October 31, 2018 and 2017	4
Condensed Consolidated Statements of stockholders' deficit for the period of three months
ended October 31, 2018 and 2017	5
Condensed Consolidated Statements of cash flows for the three months
ended October 31, 2018 and 2017	6
Notes to condensed interim financial statements	7 - 8

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2018	2018
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Related parties	$—	$3,667
Other current assets	24,172	24,511
T o t a l current assets	24,172	28,178

LAND DEVELOPMENT COSTS	45,687	47,244

PROPERTY AND EQUIPMENT, NET	3,841	4,368

OTHER ASSETS	2,452	8,490

T o t a l assets	$76,152	$88,280

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Short term bank credit	$10,734	$7,016
Trade payables	17,397	18,227
Short term loans	60,366	44,760
Other accounts payables and accrued expenses	39,503	34,646
Related parties	26,101	—
T o t a l current liabilities	154,101	104,649

LONG TERM LOAN	745,666	712,376

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at October 31, 2018 and July 31, 2018. Issued and outstanding: 647,345,000 shares at October 31, 2018 and July 31, 2018.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	4,643	(5,099)
Accumulated deficit	(1,468,843)	(1,364,231)
T o t a l Stockholders’ Equity (Deficiency)	(823,615)	(728,745)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$76,152	$88,280

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three months ended
	October 31
	2018	2017
	(Unaudited)

Project development and general and administrative expenses	$53,311	$35,359
Operating loss	(53,311)	(35,359)

Interest expense, net	(51,301)	(26,301)
Net loss	$(104,612)	$(61,660)

Other comprehensive loss - Foreign currency gain (loss)	9,742	(8,594)
Comprehensive loss	$(94,870)	$(70,254)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2018 (audited)	647,345,000	$64,734	—	$(5,099)	$575,851	(1,364,231)$	$(728,745)

Foreign currency translation adjustments				9,742			9,742
Net loss for the three months ended October 31, 2018						(104,612)	(104,612)
BALANCE AT OCTOBER 31, 2018 (Unaudited)	647,345,000	$64,734	—	$4,643	$575,851	$(1,468,843)	$(823,615)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2017 (audited)	647,345,000	$64,734	$(12,561)	$(18,033)	$575,851	$(985,968)	$(375,977)

Received on account of shares issued			12,561				12,561
Foreign currency translation adjustments				(8,594)			(8,594)
Net loss for the three months ended October 31, 2017						(70,254)	(70,254)
BALANCE AT OCTOBER 31, 2017 (Unaudited)	647,345,000	$64,734	—	$(26,627)	$575,851	$(1,056,222)	$(442,264)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	October 31
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(104,612)	$(70,254)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	527	502
Land development costs	1,557	(117)
Expenses in respect of loans	43,046	46,843
Increase in accrued interest on related party loan	29,768	(23,016)
Increase (decrease) in prepaid expenses and other current assets	339	8,942
Increase (decrease) in trade payables and other account payables	4,027	18,615
Net cash used in operating activities	$(25,348)	(18,485)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan received	15,606	—
Proceeds from receivables on account of shares	—	12,561
Net cash provided by financing activities	$15,606	12,561

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,742)	(5,924)

EFFECT OF EXCHANGE RATE CHANGES	9,742	(8,594)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	34,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$19,687

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statement

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company established a wholly-owned subsidiary in Israel, Bengio Urban Renewals Ltd ("Bengio"), to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current business plan.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of October 31, 2018 and for the three months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019.

The July 31, 2018 Condensed Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended July 31, 2018.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2018, are applied consistently in these financial statements.

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,468,843 as of October 31, 2018. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

No new accounting standards have been adopted since the Company’s Annual Report on Form 10-K/A for the fiscal year ended July 31, 2018 was filed.

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of July 31, 2018 the balance of the related party includes loans to an officer of the Company in the amount of $3,667. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum. As of October 31, 2018 the officer paid the loan in full.

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

Other than our current director and officer, the Company currently has no employees.

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the three months ended October 31, 2018

The Company did not generate any revenues from operations for the three months ended October 31, 2018

During the three months ended October 31, 2018 the operating expenses and the comprehensive loss was $53,311 and $94,870 respectively. The operating expenses and comprehensive loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities ..

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

We had no cash balance as of October 31, 2018. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan ..

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of October 31 , 2018 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the three months ended October 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended October 31, 2018, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

December 13, 2018

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

