Form 10-Q
period 2019-01-31
Darkstar Ventures, Inc.
filed 2019-03-19
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarter ended January 31, 2019

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

Yes [ ]  No [X ]

As of March 18, 2019 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED JANUARY 31, 2019

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2019

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of January 31, 2019 and July 31, 2018	3
Condensed Consolidated Statements of Comprehensive Loss for the six and three months
ended January 31, 2019 and 2018	4
Condensed Consolidated Statements of stockholders' deficit for the six of three months
ended January 31, 2019 and 2018	5
Condensed Consolidated Statements of cash flows for the six months
ended January 31, 2019 and 2018	6
Notes to condensed interim financial statements	7 - 8

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2019	2018
	Unaudited	Audited
A s s e t s
CURRENT ASSETS:
Related parties	$—	$3,667
Other current assets	20,911	24,511
T o t a l current assets	20,911	28,178

LAND DEVELOPMENT COSTS	50,198	47,244

PROPERTY AND EQUIPMENT, NET	3,547	4,368

OTHER ASSETS	—	8,490

T o t a l assets	$74,656	$88,280

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Short term bank credit	$7,241	$7,016
Trade payables	22,893	18,227
Short term loans	62,017	44,760
Other accounts payables and accrued expenses	29,424	34,646
Related parties	84,187	—
T o t a l current liabilities	205,762	104,649

LONG TERM LOAN	807,000	712,376

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding Common shares par value $0.0001: Authorized: 2,000,000,000 shares at January 31, 2019 and July 31, 2018. Issued and outstanding: 647,345,000 shares at January 31, 2019 and July 31, 2018.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(11,031)	(5,099)
Accumulated deficit	(1,567,660)	(1,364,231)
T o t a l Stockholders’ Equity (Deficiency)	(938,106)	(728,745)
T o t a l liabilities and Stockholders’ Equity (Deficiency)	$74,656	$88,280

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Six months ended		Three months ended
	January 31		January 31
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Project development and general and administrative expenses	$105,817	$87,300	$52,506	$37,253
Operating loss	(105,817)	(87,300)	(52,506)	(37,253)

Interest expense, net	(97,612)	(48,116)	(46,311)	(28,258)
Net loss	$(203,429)	$(135,416)	$(98,817)	$(65,511)

Other comprehensive loss - Foreign currency gain (loss)	(5,932)	(26,120)	3,810	(17,527)
Comprehensive loss	$(209,361)	$(161,536)	$(95,007)	$(83,038)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2018 (audited)	647,345,000	$64,734	—	$(5,099)	$575,851	$(1,364,231)	$(728,745)

Foreign currency translation adjustments	—	—	—	(5,932)	—	—	(5,932)
Net loss for the six months ended January 31, 2019	—	—	—	—	—	(203,429)	(203,429)
BALANCE AT JANUARY 31, 2019 (Unaudited)	647,345,000	$64,734	—	$(11,031)	$575,851	$(1,567,660)	$(938,106)

	Common Stock, $0.0001 Par Value		Receivables on	Foreign currency	Additional paid-in	Accumulated	Total Stockholders'
	Shares	Amount	account of shares issued	translation adjustments	Capital	deficit	Equity (deficit)

BALANCE AT JULY 31, 2017 (audited)	647,345,000	$64,734	$(12,561)	$(18,033)	$575,851	$(985,969)	$(375,978)

Received on account of shares issued	—	—	12,561	—	—	—	12,561
Foreign currency translation adjustments	—	—	—	(26,120)	—	—	(26,120)
Net loss for the six months ended January 31, 2018	—	—	—	—	—	(161,536)	(161,536)
BALANCE AT JANUARY 31, 2018 (Unaudited)	647,345,000	$64,734	—	$(44,153)	$575,851	$(1,147,505)	$(551,073)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	January 31
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(203,429)	$(135,416)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Depreciation	821	859
Land development costs	(2,954)	(37,551)
Expenses in respect of loans	107,527	87,781
Increase in accrued interest on related party loan	—	(14,559)
Decrease in related party loan	87,852	74,175
Increase (decrease) in prepaid expenses and other current assets	14	1,709
Increase (decrease) in trade payables and other account payables	(556)	(11,480)
Net cash used in operating activities	$(10,725)	$(34,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(292)
Net cash used in investing activities	—	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan received	16,657	14,128
Proceeds from receivables on account of shares	—	12,561
Net cash provided by financing activities	$16,657	$26,689

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,932	(8,085)

EFFECT OF EXCHANGE RATE CHANGES	(5,932)	(26,120)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	—	34,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

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

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of January 31, 2019 and for the six months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019.

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

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,567,660 as of January 31, 2019 . In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of July 31, 2018 the balance of the related party includes loans to an officer of the Company in the amount of $3,667. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum. As of January 31, 2019 the officer of the Company paid of the loan.

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

Results of Operations

Results of operations for the six months ended January 31, 2019

The Company did not generate any revenues from operations for the six months ended January 31, 2019 and 2018.

During the six months ended January 31, 2019 and 2018 the operating expenses and the comprehensive loss was $209,361 and $161,536 respectively. The operating expenses and comprehensive loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities ..

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

We had no cash balance as of January 31, 2019. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of January 31 , 2019 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.   As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the six months ended January 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1 A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31, 2019, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

March 18, 2019

/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer

