Form 10-Q
period 2019-04-30
Darkstar Ventures, Inc.
filed 2019-06-14
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of June 14, 2019 647,345,000 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DARKSTAR VENTURES, INC.

FORM 10-Q

QUARTER ENDED APRIL 30, 2019

i

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements.

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2019

DARKSTAR VENTURES, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2019

IN U.S. DOLLARS

UNAUDITED

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance sheets as of April 30, 2019 and July 31, 2018	3
Condensed Consolidated Statements of Comprehensive Loss for the nine and three months ended April 30, 2019 and 2018	4
Condensed Consolidated Statements of stockholders’ deficit for the nine of three months ended April 30, 2019 and 2018	5
Condensed Consolidated Statements of cash flows for the nine months ended April 30, 2019 and 2018	6
Notes to condensed interim financial statements	7 - 10

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2019	2018
	Unaudited	Audited
Assets
CURRENT ASSETS:
Related parties	$-	$3,667
Other current assets	16,142	24,511
Total current assets	16,142	28,178

LAND DEVELOPMENT COSTS	50,671	47,244

PROPERTY AND EQUIPMENT, NET	3,328	4,368

OTHER ASSETS	-	8,490

Total assets	$70,141	$88,280

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Short term bank credit	$5	$7,016
Trade payables	31,207	18,227
Short term loans	62,862	44,760
Other accounts payables and accrued expenses	29,532	34,646
Related parties	161,567	-
Total current liabilities	285,173	104,649

LONG TERM LOAN	858,705	712,376

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding
Common shares par value $0.0001: Authorized: 2,000,000,000 shares at April 30, 2019 and July 31, 2018. Issued and outstanding: 647,345,000 shares at April 30, 2019 and July 31, 2018.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(18,518)	(5,099)
Accumulated deficit	(1,695,804)	(1,364,231)
Total Stockholders’ Equity (Deficiency)	(1,073,737)	(728,745)
Total liabilities and Stockholders’ Equity (Deficiency)	$70,141	$88,280

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine months ended		Three months ended
	April 30		April 30
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Project development and general and administrative expenses	$182,705	$160,499	$76,888	$73,199
Operating loss	(182,705)	(160,499)	(76,888)	(73,199)

Interest expense, net	(148,868)	(115,998)	(51,256)	(67,883)
Net loss	(331,573)	(276,497)	(128,144)	(141,082)

Other comprehensive loss - Foreign currency gain (loss)	(13,419)	2,380	(7,487)	28,501
Comprehensive loss	$(344,992)	$(274,117)	$(135,631)	$(112,581)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock,		Receivables on account	Foreign currency	Additional		Total Stockholders’
	$0.0001 Par Value		of shares	translation	paid-in	Accumulated	Equity
	Shares	Amount	issued	adjustments	Capital	deficit	(deficit)

BALANCE AT JULY 31, 2018 (audited)	647,345,000	$64,734	-	$(5,099)	$575,851	$(1,364,231)	$(728,745)

Foreign currency translation adjustments	-	-	-	(13,419)	-	-	(13,419)
Net loss for the three months ended April 30, 2019	-	-	-	-	-	(331,573)	(331,573)
BALANCE AT APRIL 30, 2019 (Unaudited)	647,345,000	$64,734	-	$(18,518)	$575,851	$(1,695,804)	$(1,073,737)

	Common Stock,		Receivables on account	Foreign currency	Additional		Total Stockholders’
	$0.0001 Par Value		of shares	translation	paid-in	Accumulated	Equity
	Shares	Amount	issued	adjustments	Capital	deficit	(deficit)
BALANCE AT JULY 31, 2017 (audited)	647,345,000	$64,734	$(12,561)	$(18,033)	$575,851	$(985,969)	$(375,978)

Received on account of shares issued	-	-	12,561	-	-	-	12,561
Foreign currency translation adjustments	-	-	-	2,380	-	-	2,380
Net loss for the nine months ended April 30, 2018	-	-	-	-	-	(274,117)	(274,117)
BALANCE AT APRIL 30, 2018 (Unaudited)	647,345,000	$64,734	-	$(15,653)	$575,851	$(1,260,086)	$(635,154)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	April 30
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,573)	$(276,050)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,041	1,094
Land development costs	(3,427)	(36,878)
Expenses in respect of loans	165,878	128,478
Increase in related party loan	165,232	118,523
Increase in accrued interest on related party loan	-	(11,765)
Increase (decrease) in prepaid expenses and other current assets	(1,058)	2,107
Increase (decrease) in trade payables and other account payables	7,865	4,990
Net cash used in operating activities	$3,958	$(69,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,343)
Net cash used in investing activities	-	(1,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan received	16,474	21,698
Short term loan repaid	(7,013)	-
Proceeds from receivables on account of shares	-	12,561
Net cash provided by financing activities	$9,461	$34,259

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,419	(36,585)

EFFECT OF EXCHANGE RATE CHANGES	(13,419)	2,380

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	34,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statement

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - GENERAL

Darkstar Ventures, Inc. (“the Company” or “we”) was incorporated on May 8, 2007 under the laws of the State of Nevada.

The Company established a wholly-owned subsidiary in Israel, Bengio Urban Renewals Ltd (“Bengio”), to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel.

The Company’s activities are subject to significant risks and uncertainties, including failing to secure additional funding to operationalize the Company’s current business plan.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements as of April 30, 2019 and for the nine months then ended, have been prepared in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the year ending July 31, 2019.

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

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 - GOING CONCERN

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $1,695,804 as of April 30, 2019. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS:

a.	Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement . The ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) , which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting . The standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services, simplifying the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years with early adoption permitted, including adoption in an interim period. The Company adopted this ASU on January 1, 2019. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

b.	Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and subsequent amendments, which replaced existing lease guidance in GAAP and requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for leases greater than twelve months and disclose key information about leasing arrangements. The Company adopted the standard on January 1, 2019 using the modified retrospective method and used the effective date as our date of initial application. Financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients for transition. The Company elected the package of practical expedients under the transition guidance which permits the Company not to reassess under the new standards our prior conclusions for lease identification and lease classification on expired or existing contracts and whether initial direct costs previously capitalized would qualify for capitalization under ASC 842. The Company did not elect the hindsight practical expedient to determine the reasonably certain lease term for existing leases.

The new standard also provides practical expedients and recognition exemptions for an entity’s ongoing accounting policy elections. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities. The Company also elected the practical expedient not to separate lease and non-lease components for all of our leases.

The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and related disclosures.

NOTE 6 – RELATED PARTY TRANSACTIONS:

As of July 31, 2018 the balance of the related party includes loans to an officer of the Company in the amount of $3,667. The loan is due twenty four months from the date of the loan and bears an interest of 26% per annum. As of April 30, 2019 the officer of the Company paid of the loan.

DARKSTAR VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – SUBSEQUENT EVENTS:

On May 10, 2019, the Company entered into a binding merger agreement with Samsara Luggage, Inc. (“Samsara”), a smart luggage company, pursuant to which Samsara will merge with and into the Company, and the current shareholders of Samsara will be issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the merger.

The closing of the merger transaction is subject, among other standard closing conditions, to the following conditions:

(1)	The completion of all missing information, exhibits, and schedules to the merger agreement to the satisfaction of Samsara.

(2)	An increase in the authorized share capital of the Company.

(3)	The spin-off and sale of the Company’s wholly owned Israeli subsidiary, Bengio Urban Renewals Ltd., to Avraham Bengio, the current CEO of the Company.

(4)	The Company having raised at least $500,000 in financing.

(5)	A Registration Statement on Form S-4 for the Company shares to be issued to the shareholders of Samsara having been declared effective by the Securities and Exchange Commission.

(6)	All required consents and approvals for the merger transaction having been obtained.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Darkstar”, “the” “Company,” “we”, “our” or “us” refer to Darkstar, unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements, which are included elsewhere in this Form 10-Q (the “Report” ). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

On February 16, 2016, the Board of Directors of the Company and the holder of a majority of the issued and outstanding shares of common stock of the Company (the “Majority Consenting Stockholder”), together, executed a joint written consent to authorize and approve a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 505,000,000 shares (the “Capital Stock”), consisting of 500,000,000 shares of common stock, par value $0.0001 (the “Common Stock”) and 5,000,000 shares of preferred stock, par value $0.0001 (the “Preferred Stock”), to an authorized capital stock of the Corporation of 2,005,000,000 shares consisting of 2,000,000,000 shares of Common Stock and five million 5,000,000 shares of Preferred Stock. It was also decided that the Board of Directors shall have the authority to establish one or more series of Preferred Stock and fix relative rights and preferences of any series of Preferred Stock, without any further action or approval of our stockholders.

Other than our current director and officer, the Company currently has no employees.

On May 10, 2019, the Company entered into a binding merger agreement with Samsara Luggage, Inc. (“Samsara”), a smart luggage company, pursuant to which Samsara will merge with and into the Company, and the current shareholders of Samsara will be issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the merger.

The closing of the merger transaction is subject, among other standard closing conditions, to the following conditions:

(1)	The completion of all missing information, exhibits, and schedules to the merger agreement to the satisfaction of Samsara.

(2)	An increase in the authorized share capital of the Company.

(3)	The spin-off and sale of the Company’s wholly owned Israeli subsidiary, Bengio Urban Renewals Ltd., to Avraham Bengio, the current CEO of the Company.

(4)	The Company having raised at least $500,000 in financing.

(5)	A Registration Statement on Form S-4 for the Company shares to be issued to the shareholders of Samsara having been declared effective by the Securities and Exchange Commission.

(6)	All required consents and approvals for the merger transaction having been obtained.

Transfer Agent

We have engaged Vstock Transfer LLC, 77 Spruce Street, Suite 201, Cedarhurst, NY, 11516 as our stock transfer agent. Their telephone number is (212) 828-8436 and their fax number is (646) 536-3179. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Results of Operations

Results of operations for the nine months ended April 30, 2019

The Company did not generate any revenues from operations for the nine months ended April 30, 2019 and 2018.

During the nine months ended April 30, 2019 and 2018 the operating expenses and the comprehensive loss was $344,992 and $274,117 respectively. The operating expenses and comprehensive loss was primarily the result of professional fees, legal, auditing and other consulting fees associated with SEC compliance and operating expenses in the subsidiary from its commencement of its business activities ..

We expect to continue to incur significant operating expenses. As a result, we will need to generate significant revenues to achieve profitability, which may not occur. Even if we do achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

Liquidity and Capital Resources

We had no cash balance as of April 30, 2019. The Company is currently seeking to raise additional equity thru private placements to enable the continuation of its current TAMA 38 business plan.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, who is also the Chief Financial and Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, the CEO  concluded that, as of April 30 , 2019 , the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, management identified the following deficiencies, which are deemed to be material weaknesses:

●	Due to the size of the Company, there is a lack of segregation of duties, which would allow for proper processing, review and approval of transactions and events that have an impact on the Company’s financial results.

●	The Company lacks a system to allow for the review and monitoring of internal control over financial reporting, which would mitigate concerns related to management’s override of controls.

●	The Company lacks an independent Audit Committee, which can provide oversight of management and the financial reporting process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting for the nine months ended April 30, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item A . Legal Proceedings

None

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30, 2019, the Company did not issue any shares of unregistered common stock.

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

DARKSTAR VENTURES INC

June 14, 2019	/s/ Avraham Bengio
AvramBengio
CEO / Director and Internal Accounting Officer