Form 10-K
period 2019-07-31
Darkstar Ventures, Inc.
filed 2019-11-12
CIK 1530163

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

Commission file number: 000-54649

DARKSTAR VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State of incorporation)	(I.R.S. Employer Identification No.)

7 ELIEZRI STREET

JERUSALEM, ISRAEL

(Address of principal executive offices)

+972-73-259-2084

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There is no trading market for the registrant’s common stock. Therefore, there is no aggregate market value of the voting and non-voting common equity as of the last business day of the registrant’s most recently complete second fiscal quarter.

As of November 11, 2019, 647,345,000 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Darkstar Ventures, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

On February 16, 2016, the Company filed a Preliminary Information Statement on Schedule 14C for the purpose of increasing its authorized capital stock, disclosing as its reason “to facilitate our ability to raise capital in furtherance of our business plan…” We also disclosed at that time that “we have no present plans, nor have we entered into any agreements or understandings, that may require the issuance of any of the newly-authorized Common Stock....our Board of Directors and Majority Consenting Stockholder have determined that it is in the best interests of the Company and all our stockholders to have available authorized but unissued shares . . .”

In February 2016, the Company’s Board of Directors authorized the establishment of a new wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Company raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has hired employees and has signed contracts with the current tenants of two buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings .  Based upon the foregoing, the Company no longer deems itself to be a shell company.

While we believe that urban renewal projects present an opportunity to generate revenues and profits, we cannot forecast when and if such revenues would be generated. The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or to replace existing buildings.

Additionally, municipalities have expressed their concern that many buildings constructed before 1980 will be unable to withstand earthquakes. In Israel, very few apartment buildings are owned by a single person or entity and since the majority of apartments within buildings are privately owned, the burden to renovate buildings in order to render them safer in the event of a major earthquake primarily falls on the multiple owners of various apartment buildings and complexes.

“Tama 38” is an Israeli national zoning plan whereby a contractor assumes the responsibility of renovating an apartment building. In exchange for covering all costs of renovations, securing building permits and paying requisite taxes, the contractor is granted the right to build additional floors to the existing building and to sell the apartments built on these floors.

The apartment owners benefit by receiving a modernized building, strengthened against earthquakes, as well as the additional apartments added to their buildings. In some cases, balconies, storage rooms, parking spaces and elevators may be added as well, further enhancing the building’s value.

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

As with “Tama 38,” the value of the apartments in the building is increased, thereby benefitting the owners, and the tenants return to a new, often larger and safer apartment in a building often with more amenities.

Recent Developments

Merger with Samsara Luggage, Inc.

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

Pursuant to the Merger Agreement, a condition precedent to the consummation of the Merger is for the Company to have completed the sale of the Company’s wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban”) to Avraham Bengio, the CEO and principal shareholder of the Company, through the sale of 100% of the issued and outstanding shares of Bengio Urban and all of the Company’s interest in Bengio Urban (including all debts and liabilities owed by the Company to Bengio Urban and the debts of Bengio Urban to the Company) to Bengio, (the “Spin-Off”). The Company will sell 100% of its interests of Bengio Urban to Avraham Bengio in exchange for all debts, liabilities and obligations of Bengio Urban being assigned to and assumed by Avraham Bengio, and with no other consideration being paid.

The closing of the merger transaction is scheduled to occur on November 12, 2019.

YAII PN, Ltd. Convertible Loan Transaction

On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor. The first tranche of the loan in the amount of $200,000 was provided upon signature of the SPA. The second tranche in the amount of $300,000 was provided upon the Company’s filing of its Registration Statement on Form S-4 in connection with the Merger with Samsara. The third tranche in the amount of $600,000 will be provided upon consummation of the Merger with Samsara and the fulfillment of all conditions required for the Merger. The funds are expected to be used to finance Company’s activities through its merger with Samsara and to finance Samsara’s working capital needs until the Merger. Each tranche of the loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the loan will be convertible after six months into shares of Company’s common stock at a conversion price equal to $0.003 per share. As part of the transaction, the Company issued to the Investor a warrant to purchase 91,666,666 shares of common stock, at an exercise price equal to $0.003. The term of the warrant is five years from the issue date. The warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

$500,000 Investment Transaction

On September 26, 2019, the Company entered into share purchase agreements with five non-U.S. investors pursuant to which the investors undertook to invest an aggregate amount of $500,000 in the Company, and the Company undertook to issue to the investors shares of common stock at a price per share equal to $0.0024. In addition, the Company undertook to issue to one of the investors additional shares of common stock valued at $50,000, at the $0.0024 price per share, as a finder’s fee for the transaction. While the closing of this investment transaction has yet to occur due to technical reasons, the investors advanced the aggregate purchase price to the Company in May 2019. The aggregate number of shares of common stock to be issued to the investors upon closing wil. be 229,166,666. As part of this transaction, the Company also granted the investors warrants to purchase an aggregate amount of 104,166,666 shares of common stock of the Company at an exercise price equal to US$0.0048 per share. The warrants are exercisable during a period of one year from the date of grant.

Competition

There are several companies in Israel engaged in TAMA 38 projects, and the market is extremely competitive.

Regulation and Taxation

The Investment Company Act of 1940 defines an “investment company” as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. While the Company does not intend to engage in such activities, the Company could become subject to regulation under the Investment Company Act of 1940 in the event the Company obtains or continues to hold a minority interest in a number of development stage enterprises. The Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act of 1940. Accordingly, management will continue to review the Company’s activities from time to time with a view toward reducing the likelihood the Company could be classified as an “investment company.”

Employees

The Company currently has no employees.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

We do not lease or own any real property. We do not believe that at this stage in our development we need physical space. We use the executive offices of our Director. which are located at 7 Eliezri Street, Jerusalem, Israel

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On April 17, 2012 we became listed on the OTC Bulletin Board under the symbol “DAVC”. The Company’s common stock is currently listed on the OTC Pink market. Since such time, there has been minimal trading in our common stock.

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

As of November 11, 2019, there were 647,345,000 shares of common stock issued and outstanding, which were held by approximately 42 stockholders of record.

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

Overview

We were a shell company that was originally established to offer eco-friendly health and wellness products to the general public via the internet. In February 2016, the Company’s Board of Directors authorized the establishment of a new wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Company raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has hired employees and has signed contracts with the current tenants of two buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings .  Based upon the foregoing, the Company no longer deems itself to be a shell company.

Plan of Operation

The Company determined, through its wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd., to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. We believe, based upon the current real estate market in Israel, that urban renewal projects present an opportunity for us to generate revenues and profits, which we have never experienced since our inception.  The basis for our belief is that in several major Israeli cities, there is virtually no more room to grow. As a result, several municipal governments have allowed older buildings to be renovated, thereby giving their respective cities the opportunity to develop new apartments to be added to or replacing existing buildings.

Additionally, municipalities have expressed their concern that many buildings constructed before 1980 will be unable to withstand earthquakes. In Israel, very few apartment buildings are owned by a single person or entity and since the majority of apartments within buildings are privately owned, the burden to renovate buildings in order to render them safer in the event of a major earthquake primarily falls on the multiple owners of various apartment buildings and complexes.

“Tama 38” is an Israeli national zoning plan whereby a contractor assumes the responsibility of renovating an apartment building. In exchange for covering all costs of renovations, securing building permits and paying requisite taxes, the contractor is granted the right to build additional floors to the existing building and to sell the apartments built on these floors.

The apartment owners benefit by receiving a modernized building, strengthened against earthquakes, as well as the additional apartments added to their buildings. In some cases, balconies, storage rooms, parking spaces and elevators may be added as well, further enhancing the building’s value.

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

In February 2016, the Company’s Board of Directors authorized the establishment of a new wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban”) to focus its limited resources in the area of real estate development, particularly focusing on the urban renewal market in Israel. To that end, the Company raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban, which has hired employees and has signed contracts with the current tenants of two buildings who have agreed to vacate the buildings so that they can be redeveloped into modern state of the art new residential buildings.

Results of Operations

For the years ended July 31, 2019 and July 31, 2018

Revenues

The Company did not generate any revenues during the years ended July 31, 2019 and July 31, 2018

Total operating expenses

During the year ended July 31, 2019, total operating expenses were $364,198, compare to $222,756 in the year ended July 31, 2018. The operating expenses consisted of mainly of professional fees, general and administrative expenses and expenses relating to the new business operations in relation to Tama 38. The increase is mainly attributable to professional expenses related to our May 10, 2019 binding merger agreement with Samsara Luggage, Inc.

Net loss

During the year ended July 31, 2019 and July 31, 2018, the Company had a net loss of $1,094,134 and $378,263 respectively. The increase is mainly attributable to professional expenses related to our May 10, 2019 binding merger agreement with Samsara Luggage, Inc. and the expenses in respect of warrants issued and convertible component of the convertible loan.

Liquidity and Capital Resources

As of July 31, 2019, the Company had $414 of cash balance. As of July 31, 2018, the Company did not have a cash balance.

The Company believes that its current cash is insufficient to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company.

Except as described in the Recent Developments section above, the Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds will have a severe negative impact on its ability to remain a viable company.

Going Concern Consideration

The Company had no revenues and incurred a net loss of $1,094,134 for the year ended July 31, 2019 and a net loss of $378,263 for the year ended July 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our financial statements do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

In accordance with ASC 815-15-25 the conversion feature was considered by management embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations. Determination of the classification of the conversion feature and fair value are based on management’s estimation of market price, interest rate and other judgments.

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Convertible loan, and determined that as a result of the “cashless exercise” and variable exercise price that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, such Warrants cannot be considered as indexed to the Company’s own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods (and throughout July 31, 2019), the Warrants were marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations. Determination of the classification of the detachable Warrants and its fair value are based on management’s estimation of market price, interest rate and other judgments.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the going concern assumptions, (ii) measurement of Convertible Note.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2019

DARKSTAR VENTURES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2019

IN U.S. DOLLARS

___________________

______________________________

___________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

DARKSTAR VENTURES, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Darkstar Ventures, Inc (the “Company”) as of July 31, 2019 and 2018, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years ended July 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018 , and the results of its operations and its cash flows for the years ended July 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of July 31, 2019, the Company has incurred accumulated deficit of $2,458,365 and negative operating cash flows. These factor among others, as discussed in Note 1 to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

November 11, 2019

We have served as the Company’s auditor since 2019

DARKSTAR VENTURES, INC.

CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2019	2018
A s s e t s
CURRENT ASSETS:
Cash and cash equivalents	$414	$-
Related parties	-	3,667
Other current assets	1,195	555
T o t a l current assets	1,609	4,222

SAMSARA LUGGAGE, INC (Note 1C)	568,604	-

LAND DEVELOPMENT COSTS (Note 3)	52,249	47,244

PROPERTY AND EQUIPMENT, NET	3,273	4,368

T o t a l assets	$625,735	$55,834

Liabilities and Stockholders’ Deficit
CURRENT LIABILITIES:
Short term loan and bank credit	$76,110	$51,776
Trade payables	29,017	18,227
Other accounts payables and accrued expenses	15,667	34,646
Convertible loan, net (Note 4)	3,500	-
Fair value of warrants issued in convertible loan (Note 4)	392,693	-
Fair Value of convertible component in convertible loan (Note 4)	327,283	-
Related parties	217,308	-
T o t a l current liabilities	1,061,578	104,649

LONG TERM LOAN (Note 5)	923,972	679,930

STOCKHOLDERS’ DEFICIT (Note 6)
Preferred stock, 5,000,000 shares authorized, par value $0.0001, none issued and outstanding
Common shares par value $0.0001: Authorized: 2,000,000,000 shares at July 31, 2019 and 2018. Issued and outstanding: 647,345,000 shares at July 31, 2019 and 2018.	64,734	64,734
Additional paid-in capital	575,851	575,851
Accumulated other comprehensive income	(42,035)	(5,099)
Proceeds on account of shares not yet issued	500,000	-
Accumulated deficit	(2,458,365)	(1,364,231)
T o t a l Stockholders’ Deficit	(1,359,815)	(728,745)
T o t a l liabilities and Stockholders’ Deficit	$625,735	$55,834

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended July 31	Year ended July 31
	2019	2018

Project development and general and administrative expenses	$364,198	$222,756
Operating loss	(364,198)	(222,756)

Expenses in respect of warrants issued and convertible component in convertible loan, net	(519,976)	-
Interest expense, net	(209,960)	(155,507)
Net loss	$(1,094,134)	$(378,263)

Other comprehensive loss - Foreign currency gain (loss)	(36,936)	12,934
Comprehensive loss	$(1,131,070)	$(365,329)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the period – basic and diluted	647,345,000	647,345,000

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock, $0.0001 Par Value		Receivables on account of shares	Proceeds on account shares not	Foreign currency translation	Additional paid-in	Accumulated	Total Stockholders’
	Shares	Amount	issued	issued	adjustments	Capital	deficit	Deficit

BALANCE AT JULY 31, 2017	647,345,000	$64,734	$(12,561)	-	$(18,033)	$575,851	$(985,969)	$(375,977)

Received on account of shares issued	-	-	12,561	-	-	-	-	12,561
Foreign currency translation adjustments	-	-	-	-	12,934	-	-	12,934
Net loss	-	-	-	-	-	-	(378,263)	(378,263)

BALANCE AT JULY 31, 2018	647,345,000	$64,734	-	-	$(5,099)	$575,851	$(1,364,231)	$(728,745)

Foreign currency translation adjustments	-	-	-		(36,936)	-	-	(36,936)
Proceeds on account of shares (Note 6c)	-	-	-	500,000	-	-	-	500,000
Net loss	-	-	-		-	-	(1,094,134)	(1,094,134)

BALANCE AT JULY 31, 2019	647,345,000	$64,734	-	500,000	$(42,035)	$575,851	$(2,458,365)	$(1,359,815)

The accompanying notes are an integral part of the consolidated financial statements.

DARKSTAR VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	July 31	July 31
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,094,134)	$(378,263)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1,095	1,655
Expenses in respect of loans	250,880	165,690
Expenses in respect of warrants issued and convertible component in convertible loan	519,976	-
Increase in related party	220,973	131,979
Increase (decrease) in other current assets	(638)	2,349
Increase (decrease) in trade payables and other account payables	(45,123)	15,392
Net cash used in operating activities	$(146,971)	$(61,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan granted to Samsara Luggage, Inc.	(568,604)	-
Increase in land development costs	(5,005)	(36,001)
Purchase of property and equipment	-	(1,343)
Net cash used in investing activities	(573,609)	(37,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term loan and bank credit, net	28,008	51,776
Convertible loan	200,000	-
Short term loan repaid	(7,014)	-
Proceeds on account of shares	500,000	-
Proceeds from receivables on account of shares	-	12,561
Net cash provided by financing activities	$720,994	$64,337

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	414	(34,205)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	34,205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$414	$-

The accompanying notes are an integral part of the consolidated financial statement

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

A.	Darkstar Ventures, Inc. (“the Company”(was incorporated on May 8, 2007 under the laws of the State of Nevada.

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

B.	Going Concern

The Company has not commenced planned principal operations. The Company had an accumulated deficit of $2,458,365 as of July 31, 2019. In addition, the Company continues to have negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

C.	Binding Merger Agreement

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.	Functional currency

The functional currency of the Company is the U.S. dollar (“$” or “dollar”), which is the currency of the primary economic environment in which the operations of the Company are conducted. The functional currency of its foreign subsidiary is the New Israeli Shekel (“NIS”).

The financial statements of the subsidiary were translated into dollars in accordance with the relevant standards of the Financial Accounting Standards Board (“FASB”). Accordingly, assets and liabilities were translated from NIS to $ using year-end exchange rates and income and expense items were translated at average exchange rates during the year.

Gains or losses resulting from translation adjustments are reflected in stockholders’ deficit, under “accumulated other comprehensive income (loss)”.

Balances denominated in, or linked to foreign currency are stated on the basis of the exchange rates prevailing at the balance sheet date.

	As of July 31,	As of July 31,
	2019	2018
Official exchange rate of NIS 1 to U.S. dollar	0.286	0.273

b.	Principles of consolidation

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. As applicable to the consolidated financial statements included elsewhere in this report, the most significant estimates and assumptions relate to (i) the going concern assumptions, (ii) measurement of Convertible Note.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

As of July 31, 2019 and 2018, the carrying value of accounts payable and loans that are required to be measured at fair value, approximated fair value due to the short-term nature and maturity of these instruments

The Company has Level 3 financial instrument, an embedded derivative liability that is recorded at fair value on periodic basis. The embedded derivative is evaluated under the hierarchy of ASC 480-10, ASC 815-15 and ASC 815-10-15 addressing embedded derivatives. The fair value of such Level 3 financial instrument is estimated using the Black-Scholes option pricing model and Monte Carlo Simulation Model. The foregoing Level 3 financial instrument has certain provisions which qualifies to be classified as a liability under ASC 815.

As of July 31, 2019, the following table represents the Company’s fair value hierarchy for items that are required to be measured at fair value on a recurring basis:

Description	Level 1	Level 2	Level 3
Fair value of warrants issued in convertible loan			392,693
Fair Value of convertible component in convertible loan			327,283
	-	-	719,976

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

k.	Adoption of New Accounting Standards

In June 2016, the FASB issued a new standard, ASU 2016-13 – “Financial Instruments—Credit Losses”, requiring measurement and recognition of expected credit losses on certain types of financial instruments. The standard also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. This standard is effective for the Company after December 15, 2019. The standard does not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued a new lease accounting standard, ASU 2016-02 - “Leases”, requiring the recognition of lease assets and liabilities on the balance sheet. This standard is effective starting January 1, 2019. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s financial statements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09 “Revenue from Contracts with Customers,” and modified the standard thereafter. The objective of the ASU is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that will supersede most current revenue recognition guidance.  The basis of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The Company adopted this standard as of January 1, 2018 using the modified retrospective method. See Note 2.H. to the consolidated financial statements for additional details.

On January 5, 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities. The standard requiring changes to recognition and measurement of certain financial assets and liabilities. The standard primarily affects equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted ASU 2016-01 in the first quarter of 2018 and the impact on its consolidated financial statements was not material.

In November 2016, the FASB issued ASU 2016-18 “Restricted Cash” to provide guidance on the presentation of restricted cash in the statement of cash flows. Currently, the statement of cash flows explained the change in cash and cash equivalents for the period. The ASU requires that the statement of cash flows explain the change in cash, cash equivalents and restricted cash for the period. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted. The Company did not have a material effect on the statements of cash flows as the Company’s restricted cash is not material.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (cont.)

l.	Newly issued accounting pronouncements

In June 2018, the FASB issued ASU No. 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” These amendments expand the scope of Topic 718, Compensation – Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The Company plans to adopt this standard in the first quarter of 2019. ASU 2018-07 is not expected to have an impact on Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements,” which will improve the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements and is effective for the Company beginning on January 1, 2020. The Company does not expect that this standard will have a material effect on the Company’s consolidated financial statements.

NOTE 3 – LAND DEVELOPMENT COSTS

The Company signed two definite agreements with tenants one under “Tama 38” Israeli national zoning plan (“Tama 38”) and another under “Pinui Binui” project.

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

Both agreements are conditional upon obtaining the final approval from the cities’ planning institutions and other conditions set forth in the agreements. As the Company could not estimate the land purchase taxes arising from the agreements such costs were not accrued in this financial statements. Land purchase taxes are not due until final approvals are obtained.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE LOAN

On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor.

The first tranche of the loan in the amount of $200,000 was provided upon signature of the SPA. The second tranche in the amount of $300,000 will be provided upon the Company filing of a Registration Statement on Form S-4 in connection with the Merger with Samsara. The third tranche in the amount of $600,000 will be provided upon consummation of the Merger with Samsara and the fulfillment of all conditions required for the Merger. The funds are expected to be used to finance Company’s activities through its merger with Samsara and to finance Samsara’s working capital needs until the Merger.

Each tranche of the loan will bear interest at an annual rate of ten percent (10%). The principal amount together with the accrued and unpaid interest will be repayable after two years. Each tranche of the loan together with the accrued and unpaid interest (or any portion at the discretion of the Investor) will be convertible at any time six months following the issuance date, into shares of Company’s common stock at a conversion price equal to the lower of $0.003 per share or 80% of the lowest volume-weighted average price (VWAP) of Company’s share during the period of 10 days preceding the conversion date.

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instruments, and is to be recorded at their fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

July 31, 2019
Expected volatility (%)	32.21%
Risk-free interest rate (%)	1.91%
Contractual term (years)	1.85
Conversion prince	(* )
Underlying Share price (US dollars)	0.0069
Convertible debenture amount	240,000

(*)	As detailed above the conversion price is the lower of $0.003 or 80% of the VWAP during the period of 10 days preceding the conversion date.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – CONVERTIBLE LOAN (cont.)

In addition, the Company issued to the Investor a warrants to purchase 91,666,666 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Convertible loan, and determined that as a result of the “cashless exercise” and variable exercise price that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, such Warrants cannot be considered as indexed to the Company’s own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods (and throughout July 31, 2019), the Warrants were marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations.

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

July 31, 2019
Dividend yield	0
Expected volatility (%) (*)	31.75%
Risk-free interest rate (%)	1.84%
Contractual term (years)	4.85
Exercise price (US dollars)	0.03
Share price (US dollars)	0.0069
Fair value (US dollars)	0.0043

(*)	Since the Company is expected to merge, the expected volatility was based on the historical volatility of the share price of the average of three public companies that operate in the same industry sector as the Company

The following table presents the changes in fair value of the level 3 liabilities for the year ended July 31, 2019:

	Warrants	Convertible component
Outstanding at July 31,2018	-	-
Fair value of issued level 3 liability	553,450	465,970
Changes in fair value	(160,757)	(138,687)
Outstanding at December 31,2018	392,693	327,283

As of July 31, 2019 the Company received the first tranche of the loan in the amount of $200,000.

On October 24, 2019 the Company received the second tranche of the loan in the amount of $300,000.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LONG TERM LOAN

On February 28, 2016, Bengio and TCSM INC signed a loan agreement according to which TCSM would grant the Company a loan of up to $256,016 (NIS 1,000,000). The loan bears interest at an annual rate of 25%. The principal and interest will be repaid at March 1, 2019.

On February 28, 2016 TCSM INC assigned its rights in the above loan agreement to a third party. The loan is secured by Avraham Bengio, the Company’s majority holder of the issued and outstanding shares of common stock and its Sole Director, CEO and CFO in an amount of up to $185,767 (NIS 650,000).

On March 8, 2017 Bengio entered into a loan agreement with a third party (the “Lender”) according to which the lender will lend the company up to $214,347 (NIS750,000). The loan bears annual nominal interest of 25%. The loan and accrued interest matures on March 15, 2020. In addition, the Company undertook to issue the Lender 1% of the outstanding common shares of the Company (6,473,450 common shares) and to finance the cost of its par value ($6,473). As of the balance sheet date such shares have not been issued yet. The value of the obligation to issues shares was valued at $64,735 and was recorded as additional paid in capital and was offset against the loan balance.

As of July 31, 2019, the balance of the loans and accumulated interest net of the unamortized portion of the share obligation, amounts to $923,972.

NOTE 6 – SHARHOLDER’S EQUITY

A.	PREFERRED STOCK

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

B.	COMMON SHARES

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

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHARHOLDER’S EQUITY (cont.)

C.	On September 26, 2019, the Company entered into share purchase agreements with five non-U.S. investors pursuant to which the investors undertook to invest an aggregate amount of $500,000 in the Company, and the Company undertook to issue to the investors shares of common stock at a price per share equal to $0.0024. In addition, the Company undertook to issue to one of the investors additional shares of common stock valued at $50,000, at $0.0024 price per share, as a finder’s fee for the transaction. While the closing of this investment transaction has yet to occur due to technical reasons, the investors advanced the aggregate purchase price to the Company in May 2019. The amount received is presented in the balance sheet under proceeds on account of shares not yet issued. The aggregate number of shares of common stock to be issued to the investors upon closing is 229,166,666. As part of this transaction, the Company also granted the investors warrants to purchase an aggregate amount of 104,166,666 shares of common stock of the Company at an exercise price equal to US$0.0048 per share. The warrants are exercisable during a period of one year from the date of grant. The funds are expected to be used to finance Company’s activities through its merger with Samsara and to finance Samsara’s working capital needs until the Merger.

NOTE 7 – INCOME TAXES

At July 31, 2019 the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $550,000, which may be applied against future taxable income, if any, through 2039. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At July 31, 2019 the Company had a deferred tax asset of approximately $138,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 25% and the Company’s effective tax rate of 0% is due to an decrease in the valuation allowance of approximately $3,000 for the year ended July 31, 2019 and increase of $7,000 for the years ended July 31, 2018.

The Company’s subsidiary has estimated total available carryforward operating tax losses for Israeli income tax purposes of approximately $788,000 as of July 31, 2019, which may be carryforward to offset against future income for an indefinite period of time.

The Company has no uncertain tax positions that require the Company to record a liability.

The Company had no accrued penalties and interest related to taxes as of July 31, 2019.

DARKSTAR VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTIES

A. Transactions and balances with related parties

	Year ended December 31	Year ended December 31
	2019	2018

General and administrative expenses:
Management fee (*)	181,030	165,000
	181,030	165,000

B. Balances with related parties and officers:
Current assets – Related parties	-	3,667
Other accounts liabilities	217,308	-

(*)	On November 1, 2017, Bengio and Bengio Urban Renewals Management Ltd (“Bengio Management”), a company controlled by the Company’s majority shareholder, signed a Management Service Agreement according to which the shareholder would provide management services to Bengio that includes among other, locating potential projects, signing tenants and construction management. In consideration for the services above the Company shall pay a monthly fee of $15,000 and $10,000 for each project signed and 1.5% of the projects costs (as approved by the escorting bank).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of July 31, 2019, the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting at July 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of July 31, 2019, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

Avraham Bengio

Avraham Bengio has served as the CEO, CFO, and sole Director of Darkstar since May 14, 2015. From 1995 to date, Mr. Bengio has also served as the CEO of Ysva Makor Chaim Investments Ltd., an Israeli company in the business of real estate investments and development. Mr. Bengio studied engineering at the Jerusalem College of Technology in Jerusalem, Israel.

Each director of the Company serves for a term of one year or until the successor is elected at the Company’s annual stockholders’ meeting and is qualified, subject to removal by the Company’s stockholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who own more than 10% of a registered class of the Company’s equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. All of our executive officers and directors have complied with the Section 16(a) filing requirements.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Outstanding Equity Awards

Since our incorporation on May 8, 2007, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

During the fiscal year ending July 31, 2019, the company accrued addition $180,000 of management fees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of November 11, 2019, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 647,345,000 shares of our common stock issued and outstanding as of November 11, 2019. Except for the warrants issued to YAII PN, Ltd. and the warrants to be issued to the five investors in the recent $500,000 investment round, the Company does not have any outstanding options, warrants or other securities exercisable for or convertible into shares of its common stock.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Ilanit Halperin CPA. The pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended July 31, 2018	Fiscal Year Ended July 31, 2019
Audit Fees	$-	$8,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of July 31, 2019, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits

Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among Darkstar Ventures, Inc., Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-54649) filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Bylaws of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated June 5, 2019, between Darkstar Ventures, Inc. and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-54649) filed on June 07, 2019 and incorporated herein by reference).
10.2	Form of Share Purchase Agreement, signed on September 26, 2019, between Darkstar Ventures, Inc. and investors who invested $500,000 in Darkstar (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019 and incorporated herein by reference).
31*	Rule 13a-14(a)/15d-14(a) Certifications
32*	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DARKSTAR VENTURES, INC.

Dated: November 11, 2019	By:	/s/ Avraham Bengio
	Name:	Avraham Bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated November 11, 2019	By:	/s/ Avraham Bengio
	Name:	Avraham bengio
	Title:	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)