Form 10-K
period 2019-12-31
Samsara Luggage, Inc.
filed 2020-02-03
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54649

SAMSARA LUGGAGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One University Plaza, Suite 505 Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

(877) 421-1574
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019) was $15,277,952.

The number of shares of the registrant’s common stock outstanding as of January 30, 2020 was 3,535,935,553 shares.

Documents incorporated by reference: None

SAMSARA LUGGAGE, INC.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	the risks and other factors described under the caption “Risk Factors” under Item 1A of this Annual Report on Form 10-K;

●	our future operating results;

●	our business prospects;

●	any contractual arrangements and relationships with third parties;

●	the dependence of our future success on the general economy;

●	any possible financings; and

●	the adequacy of our cash resources and working capital.

Because the factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and their emergence is impossible for us to predict. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Except as otherwise indicated by the context, references in this report to “Company”, “Samsara”, “we”, “us” and “our” are references to SAMSARA LUGGAGE, INC. All references to “USD” or United States Dollar refer to the legal currency of the United States of America.

ii

PART I

ITEM 1. BUSINESS

Formation

Samsara Luggage, Inc. (the “Company” or “Samsara”) was incorporated on May 7, 2007 under the name, “Darkstar Ventures, Inc.” under the laws of the State of Nevada. From the date of its formation until May 2011, the Company did not have any business activity except for the development of its website and locating companies through which it could offer products. Once its proprietary website was officially launched in July 2011, the Company engaged in the business of marketing eco-friendly health and wellness products, such as air and water filtration systems, organic baby products, and eco-friendly beds and linens through affiliate marketing arrangements.

On May 14, 2015, the founder of the Company, Chizkiyau Lapin, sold all of his shares of common stock of the Company, then constituting 51% of the issued and outstanding shares of common stock of the Company, to Mr. Avraham Bengio. Beginning in April 2016, the Company began to focus, through its wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban Renewal”), in the area of real estate development, particularly on the urban renewal market in Israel. As a result of the business activities of Bengio Urban Renewal, the Company’s Form 10-K for the fiscal year ended July 31, 2016, which was filed on November 14, 2016, stated that the Company was no longer a “shell” company as defined in Rule 12b-2 of the Exchange Act.

Merger Transaction

On November 12, 2019, the Company completed its merger with the Delaware corporation that was previously known as “Samsara Luggage, Inc.” (“Samsara Delaware”) in accordance with the terms of the Merger Agreement and Plan of Merger, dated as of May 10, 2019, (the “Merger Agreement”) by and among the Company, Samsara Delaware, and Avraham Bengio, pursuant to which Samsara Delaware merged with and into the Company, with the Company being the surviving corporation (the “Merger”). Following the completion of the Merger, the business of the Company going forward became the business of Samsara Delaware prior to the Merger, namely, the development and sale of smart luggage products.

The Company filed (1) Articles of Merger with the Secretary of State of the State of Nevada in which the Company amended its Articles of Incorporation to change the Company’s name from “Darkstar Ventures, Inc.” to “Samsara Luggage, Inc.” (the “Name Change”); and (2) a Certificate of Amendment with the Secretary of State of the State of Nevada in which the Company increased the number of authorized shares of common stock of the Company from 2,000,000,000 shares of common stock to 5,000,000,000 shares of common stock.

In connection with the Merger, the Company and Avraham Bengio entered into an Assignment and Assumption Agreement pursuant to which the Company sold 100% of the issued and outstanding shares of the Company’s wholly-owned Israeli subsidiary, Bengio Urban Renewal and all of the Company’s interest in Bengio Urban Renewal (including all debts and liabilities owed by the Company to Bengio Urban Renewal and the debts of Bengio Urban Renewal to the Company) to Avraham Bengio, the former CEO and principal shareholder of the Company (prior to the Merger).

At the effective time of the Merger, each share of common stock of Samsara, $0.0001 par value, was converted into the right to receive 458.124 shares of the Company’s common stock, such that the shareholders of Samsara Delaware were issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. The exchange rate was determined through arms’-length negotiations between the Company and Samsara Delaware.

On November 13, 2019, the Board of Directors of the Company (the “Board”) amended Section 3 of Article VII of the bylaws of the Company to change the fiscal year end-date of the Company from July 31 to December 31.

Address and Market for Securities

Our principal executive offices are located at the following address: One University Plaza, Suite 505, Hackensack, NJ 07601. Our telephone number is (877) 421-1574. Our website is www.samsaraluggage.com.

Our common shares are quoted on the OTC Pink market of OTC Markets under the symbol “SAML.” On January 29, 2020, the closing price for shares of our common shares as reported on the OTC Pink was $0.0052 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Transactions during 2019

Share Purchase Agreements

On September 26, 2019, the Company entered into share purchase agreements with five non-U.S. investors pursuant to which the investors invested an aggregate amount of $500,000 in the Company, and the Company issued to the investors shares of common stock at a price per share equal to $0.0024. In addition, the Company issued to one of the investors additional shares of common stock valued at $50,000, at the $0.0024 price per share, as a finder’s fee for the transaction. The investors advanced the aggregate purchase price to the Company in May 2019. The aggregate number of shares of common stock issued to the investors upon closing was 229,166,666. The shares were issued to the investors after the Company increased its authorized share capital as part of the Merger. As part of this transaction, the Company also granted the investors warrants to purchase an aggregate amount of 104,166,666 shares of common stock of the Company at an exercise price equal to US$0.0048 per share. The warrants are exercisable during a period of one year from the date of grant.

License Agreement

On July 18, 2019, the Company entered into a License Agreement (“License Agreement”) with the Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC (“Licensor”). Pursuant to the License Agreement, The Licensor licensed to the Company the name, likeness, and visual representation associated with Tommy Meharey for an initial term of three years with an option to renew the term for an additional five years. The Company is required to pay the Licensor royalties of 10% of the Company’s net sales of licensed products, with annual minimum royalty payments of $25,000 due upon signing, on August 1, 2020, and on August 1, 2021. The Company is also obligated to pay the Licensor brand participation payments of $25,000 per year, including an initial payment upon signing and additional payments on the first and second anniversaries of the effective date of the License Agreement. In addition, the Company agreed to grant the Licensor warrants to purchase five percent (5%) of the issued and outstanding shares of the Company calculated as of immediately following the consummation of the Merger.

Convertible Loan Agreement (YAII PN, Ltd.)

On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor. The first tranche of the loan in the amount of $200,000 was provided upon signature of the SPA. The second tranche in the amount of $300,000 was provided following the Company’s filing of its Registration Statement on Form S-4 in connection with the Merger with Samsara Delaware. The third tranche in the amount of $600,000 was provided following the consummation of the Merger.

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

The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the loan amount by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the loan amount into shares of common stock.

Convertible Loan Agreement (Moshe Zuk)

On March 24, 2019, the Company entered into a Convertible Loan Agreement with Moshe Zuk (the “Lender”). Under the agreement, the Lender provided the Company with a loan in the amount of fifty thousand dollars ($50,000). The Company undertook to repay the loan principal, plus annual interest of 12%, within one year. The Lender may convert the loan plus interest into shares of the Company’s common stock at a price per share based on the lower of (a) a discount of twenty percent (20%) to the valuation of the Company at the Company’s first financing round, or (b) a one million dollar ($1,000,000) valuation.

Business Strategy

Samsara designs, manufacturers, and sells high quality luggage products to meet the evolving needs of frequent travelers. The Company also seeks to present new technologies within the aluminum luggage industry, including an aluminum “smart” suitcase.

Samsara believes that aluminum is an untapped segment within the premium luggage market, with only few manufacturers currently in the industry. Samsara’s aluminum suitcase contains a 6061aluminum alloy that combines titanium, magnesium and zinc to create a lightweight and durable natural material. The structure of the suitcase is designed to provide both convenience and ample storage space. The suitcase contains an ergonomic design with a flat top that can be used as a desk allowing the user to work on the go. The suitcase also contains a variety of storage options, including an opening log and a wheel design that creates additional packing space. The suitcase’s interior includes packing bags, toiletry bag, garment bag, and gym bag, all illuminated by an interior LED light. The suitcase comes in two colors, black and gray.

Furthermore, the suitcase contains an anodized coating, which is an electrolytic process that increases the natural oxide layer of the suitcase. The coated surface provides extra protection and a long-lasting appearance. It provides strength without adding weight and protects the suitcase from scratches, corrosion and weather damage.  The anodized coating also gives the suitcase its color.

The “smart” components of the suitcase include a LED light control inside the suitcase, and an alert system that informs the owner of the suitcase’s location if the suitcase is opened.  Samsara’s proprietary mobile application connects to sensors in the suitcase for 24/7 connectivity. The suitcase’s battery status and LED interior light can be remotely monitored via the mobile application.  The suitcase also contains a battery and charging port for charging laptops and mobile phones, that is USB-C compatible.

Research and Development

Samsara performs research and development in the fields of materials, design, and technology to develop new features and functionality, such as Wi-Fi hotspots, SIM cards, GPS, Bluetooth, RFID, built-in batteries, digital scaling, tracking systems, and automated locking.

Samsara’s R&D team is also exploring ways to add new Internet of Things (IoT) components to its existing smart luggage product such as a Samsara online community platform and integration with airline and airport systems.  Additionally, Samsara’s R&D team is exploring new composite materials to use in Samsara’s luggage products.

Samsara works with 3 designers on an ongoing basis, and with NOA Labs Ltd., a Hong Kong company.  Samsara’s R&D activities are overseen by David Dahan.

Manufacturing

Samsara utilizes two manufacturers in China to manufacture its smart luggage products, GDF / Ming Hing Industries Development Ltd., which manufactures the suitcase, and ABO Electronics (Shen Zhen) Co., Ltd., which manufactures the smart unit.  In addition, Samsara utilizes to contractors to provide order fulfilment services, FBA Sourcing China (DAPIGOO CO LTD), located in China, and Preferred Depot, located in the United States.

Marketing and Sales

Samsara has recently begun selling its smart luggage products direct-to-consumer (D2C) via its own website.    In addition, Samsara has entered into an agreement with T.C.M. International Trade Ltd. pursuant to which T.C.M. is responsible for having Samsara’s products available for purchase on leading e-commerce websites.  Currently, Samsara’s products are available for purchase on Amazon.com.  T.C.M. has agreed to pay Samsara a fixed fee for each unit of product sold via an online platform, which price is linked to volume of sales.

Samsara has entered into a licensing agreement with MIVI, a brand by kiWW® founded by Kathy Ireland and Tommy Meharey to introduce an exclusive collection of smart luggage products under the Kathy Ireland brand. Kathy Ireland will serve as a member of Samsara’s Advisory Board and the partnership will include various marketing and public relations activities including online promotions, digital and social media campaigns, and televised initiatives to support the joint brand’s exposure on both a national and global level.

Competition

Samsara’s primary competitors offering aluminum suitcases in the carry-on luggage market include Away, Rimowa, Samsonite (Tumi), and Zero Halliburton.

Competitor	Product	Price	Features

Away	Aleon 21” Carry-On Aluminum Hardside Luggage	$549

●     Dimensions: 20.9 x 15.7 x 9.0 inches, Weight: 10.6 lbs, Volume: 2098 cubic inches

●     Lightweight and extremely durable Aircraft Grade Aluminum Frame and Body with two TSA-Approved Resettable Combination Locks

●     Interior Compression Packing System will keep items from shifting to the bottom, and prevent wrinkles

●     A telescoping handle, 360-degree spinner wheels, double reinforced square corners for extra space, a fitted rubber seal makes the case water-resistant and airtight; piano hinges extend the length of the case for added durability

●     10-year Worry Free Warranty

Rimowa	Rimowa Topas IATA Carry- On Luggage 21” Inch Multi-wheel 32L TSA Lock Spinner Suitcase Silver	$799

●     Dimensions: 21.7“x7.9“x15.7“inch

●     4 wheel spinners for smooth-rolling mobility in any direction

●     The height-adjustable Flex-Divider system on the interior can also be set to accomodate the exact volume of your luggage and keeps your belongings in the greatest possible order

●     Integrated in the case, the innovative TSA lock that can be opened without damage during security checks

Competitor	Product	Price	Features

Zero Halliburton	Zero Halliburton Geo Aluminum 3.0 International Carry-On (Silver)	$850

●     Dimensions: 15x8x21”

●     Made in USA from imported Materials. Utilizes premium anodized aluminum that is as strong as steel but only one-fourth the weight. Innovative and unique double-rib design provides additional strength and durability as well as optimum protection of its contents. The intuitive 3-stage dual-button handle system allows for quicker release for both left and right-handed travelers.

●     Designed to securely close using two TSA accepted combination locks that are integrated into the draw-bolt latches. Seals airtight with the addition of a neoprene gasket seal around the opening’s perimeter.

●     The spinner wheels provide convenient and controlled ‘by-your-side’ mobility for easy traveling. Our superior piano hinge is used to keep the shells of each case in alignment and adds additional strength and integrity to the seal.

●     The interior is divided into two compartments with flat panels in place to hold clothes securely and discreetly. Our signature lining is stain-resistant and non-abrasive to clothes.

●     Our newly introduced ZH Global Tracking allows your case to be tracked anywhere in the world, providing additional peace of mind for your travel.

Samsonite	Samsonite LITE-BOX ALU SPINNER (4 WHEELS) 55CM	$667

●     Dimensions: 55 x 40 x 23 cm (including handles, wheels, bottom glides, side pockets and other external parts)

●     Volume: 40 L

●     Weight: 4.7 kg

●     Warranty: Limited 10 year global warranty

●     Model: Spinner (4 wheels)

●     Colour: Aluminium

●     Material: 100% High-end anodized aluminium

Intellectual Property

Samsara owns a design patent on its carry-on luggage product, issued in Israel (60249) on April 6, 2017, in the United States (136531) on October 3, 2017, in Europe (004385086-0001) on October 10, 2017, and in China (315400) on October 29, 2017.  Samsara also owns registered trademarks on the “Samsara” and “Samsara Luggage” trade names.

Government Regulations

Several aspects of Samsara’s smart luggage products, including its battery, locks and LED lights, are subject to the requirements of federal law relating to aviation and homeland security, as well as international regulation of electronic devices. Part 15 of the FCC Rules requires operation of electronic equipment not to cause harmful interference and to accept any interference received, including interference that may cause undesired operation. The Transportation Security Administration (TSA) recommends that only TSA approved locks be used on luggage, to avoid risk of TSA agents breaking the lock for inspection. The European Union requires all electronic devices to comply with the Restriction of Hazardous Substances (ROHS) regulations which restricts the use of specific hazardous materials found in electrical and electronic products. BS EN 62471 gives universal best-practice recommendations for the photobiological safety of electric lamps and lighting systems, including LED lights. This standard specifies exposure limits, measurement techniques and classification systems to control photobiological and light hazards. The EU radio equipment directive establishes a regulatory framework for placing radio equipment on the market, setting requirements for safety and health, electromagnetic compatibility, and the efficient use of the radio spectrum.  Additionally, smart luggage products are subject to airline regulations applicable to manufacturing materials, size and weight.

Samsara believes that it is in substantial compliance with the laws and regulations which regulate its business, as detailed below:

Air Travel Regulations

The Samsara Luggage Carry-on case complies with all airline regulations applicable to manufacturing materials, size and weight.  Additionally, it incorporates all the electronic parts into one removeable unit, leaving an option for the suitcase to be completely electronic free, if needed, in compliance with the airline regulations of January 2018, requesting passengers to remove batteries from checked-in smart luggage.

Samsara carry-on locks, bearing the Travel Sentry logo, meet TSA recommendations for accepted locks which can be opened by the TSA without being broken.

Electronic Equipment

On March 12, 2018, Samsara received a Grant of Equipment Authorization Certification Issued Under the Authority of the Federal Communications Commission stating that the Samsara smart unit is in compliance with the FCC part 15c (Regulating the interference of electronic equipment during operation).

On April 17, 2018, Samsara received a Certificate of Compliance with the European Union RoHS regulations (regulating and restricting the use of certain hazardous substances in electrical and electronic equipment).

On January 25, 2018, Samsara received an Attestation of Global Compliance with regulation EN 62471 (regulation of the photo biological safety of lamps and lamp systems).

On February 27, 2018, Samsara received the EU-RED (Radio Equipment Directive) Certificate of Conformity (regulating radio equipment, electromagnetic compatibility, and the efficient use of the radio spectrum.)

Employees

Samsara does not have any employees.  All of its business activities are performed by independent contractors and third-party service providers.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

If you would like to request documents from Samsara, please send a request in writing or by telephone to Samsara at the following address:

Samsara Luggage, Inc. One University Plaza, Suite 505 Hackensack, NJ 07601 Telephone: 1-877-421-1574 Attn: Atara Dzikowski

ITEM 1A. RISK FACTORS

Samsara has a limited operating history, has incurred significant operating losses since its inception and expects to incur significant losses for the foreseeable future. Samsara may never generate significant revenue or become profitable or, if Samsara achieves profitability, it may not be able to sustain it.

Samsara has a limited operating history and has generated limited revenues to date.  Samsara is dependent upon additional capital resources for the continuation of its planned principal operations, which are subject to significant risks and uncertainties, including failing to secure funding to expand commercialization of its products or failing to profitably operate the business.

Samsara has incurred significant operating losses since its inception. Samsara’s net losses were $3,142,000 and $1,604,000 for the years ended December 31, 2019, and December 31, 2018, respectively. As of December 31, 2019, Samsara had an accumulated deficit of $18,648,000.  Substantially all of Samsara’s losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with Samsara’s operations.  Samsara expects to continue to incur losses for the foreseeable future and anticipates these losses will increase substantially as Samsara continues to develop and commercialize its products.

To become and remain profitable, Samsara must succeed in developing and commercializing products that generate significant revenue.  This will require Samsara to be successful in a range of challenging activities, including manufacturing, and marketing and selling products.  Samsara may never succeed in these activities and, even if it does, may never generate revenues that are significant enough to achieve profitability. In addition, Samsara has not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields. Because of the numerous risks and uncertainties associated with smart luggage product development, Samsara is unable to accurately predict the timing or amount of increased expenses or when, or if, Samsara will be able to achieve profitability. Even if Samsara does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. Samsara’s failure to become and remain profitable would depress the value of Samsara and could impair its ability to raise capital, expand its business, maintain its research and development efforts, diversify its product candidates or even continue its operations. A decline in the value of Samsara could also cause stockholders to lose all or part of their investment.

The report of Samsara’s independent registered public accounting firm expresses substantial doubt about the ability of Samsara to continue as a going concern.

Samsara’s independent registered public accounting firm indicated in its report on Samsara’s financial statements for the period ended December 31, 2019, that conditions exist that raise substantial doubt about Samsara’s ability to continue as a “going concern.” A going concern paragraph included in Samsara’s independent registered public accounting firm’s report on its consolidated financial statements could impair investor perceptions and Samsara’s ability to finance its operations through the sale of equity, incurring debt, or other financing alternatives. Samsara’s ability to continue as a going concern will depend upon many factors beyond Samsara’s control including the availability and terms of future funding.  If Samsara is unable to achieve its goals and raise the necessary funds to finance its operations, its business would be jeopardized, and Samsara may not be able to continue.

Samsara will require substantial additional financing to achieve its goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force Samsara to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

Samsara expects its expenses to increase in connection with its ongoing activities.  Samsara also expects to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Samsara cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of its products.  Furthermore, following the completion of the Merger, Samsara will incur the additional costs associated with operating as a public company. Accordingly, Samsara will need to obtain substantial additional funding in connection with its continuing operations. If Samsara is unable to raise capital when needed or on attractive terms, Samsara could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

Samsara has based its estimates on assumptions that may prove to be wrong, and Samsara could use its capital resources sooner than it currently expects. Samsara’s operating plans and other demands on its cash resources may change as a result of many factors currently unknown to Samsara, and Samsara may need to seek additional funds sooner than planned, through public or private equity or debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. In addition, Samsara may seek additional capital due to favorable market conditions or strategic considerations even if Samsara believes it has sufficient funds for its current or future operating plans. Attempting to secure additional financing may divert Samsara’s management from its day-to-day activities, which may adversely affect Samsara’s ability to develop its product.

Samsara’s future capital requirements will depend on many factors, including:

●	the costs and timing of manufacturing for Samsara’s products, including commercial manufacturing of its products;

●	the costs of obtaining, maintaining and enforcing Samsara’s intellectual property rights;

●	Samsara’s efforts to enhance operational systems and hire additional personnel to satisfy its obligations as a public company, including enhanced internal controls over financial reporting;

●	the costs associated with hiring additional personnel and consultants as Samsara’s research and development activities increase;

●	the timing and amount of the milestone or other payments Samsara must make to the licensors and other third parties from whom Samsara has licensed or acquired technology;

●	the costs and timing of establishing or securing sales and marketing capabilities for its products;

●	Samsara’s ability to achieve market acceptance and adequate market share and revenue for its products; and

●	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements.

In addition, Samsara’s products may not achieve commercial success.

Accordingly, Samsara will need to continue to rely on additional financing to achieve its business objectives. Adequate additional financing may not be available to Samsara on acceptable terms, or at all. In addition, Samsara may seek additional capital due to favorable market conditions or strategic considerations, even if Samsara believes it has sufficient funds for its current or future operating plans.

Raising additional capital may cause dilution to Samsara’s stockholders, restrict Samsara’s operations or require Samsara to relinquish rights to its technologies or product candidates.

Until such time, if ever, as Samsara can generate substantial product revenues, Samsara expects to finance its cash needs through equity offerings, debt financings or other capital sources, including potentially government funding, collaborations, licenses and other similar arrangements. To the extent that Samsara raises additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting Samsara’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If Samsara raises funds through future collaborations, licenses and other similar arrangements, Samsara may have to relinquish valuable rights to its future revenue streams or products, or grant licenses on terms that may not be favorable to Samsara and/or that may reduce the value of Samsara’s common stock.

Risks Relating to Samsara’s Strategy and Industry

Samsara’s success depends on independent contractors to manufacture and supply Samsara with its smart luggage products, and to label, package, and ship these products.

Samsara has retained third party manufacturers to manufacture and supply Samsara with its smart luggage products.  Samsara relies on independent contractors for the supply of its smart luggage products and for the labeling, packaging, and shipping of these products.  Samsara may not be successful in developing relationships with these independent contractors.  In addition, these third party contractors may not dedicate sufficient resources or give sufficient priority to satisfying Samsara’s requirements or needs.  There is limited history upon which to base any assumption as to the likelihood that Samsara will prove successful in selecting qualified third party independent contractors or in negotiating any agreements with them.  If Samsara is unsuccessful in addressing these risks, its results of operations could be adversely affected.

Samsara does not have long term commitments from suppliers and other independent contractors.

Ssmsara may experience shortages of supplies and inventory because Samsara orders goods and services via purchase orders and has not signed long-term contracts with its suppliers.  Samsara currently utilizes the services of two manufacturers in China, one for the manufacture of the suitcase and the other for the manufacture of the smart unit.  In addition, Samsara utilizes the services of two contractors, one in China and one in the United States, for the provision of order fulfillment services.  Samsara’s success is dependent on Samsara’s ability to timely provide its customers with Samsara’s smart luggage products.  Although Samsara directly markets these products, Samsara is dependent on its suppliers and other independent contractors for the manufacture and supply of Samsara’s smart luggage products and for the labeling, packaging, and shipment of these products.  No assurance can be given that Samsara will enter into agreements with other suppliers for the supply of its smart luggage products at acceptable levels of quality and price, or with other independent contractors who will provide Samsara with order fulfillment services at acceptable levels of quality and price.  While Samsara currently has and anticipates continuing to have good relationships with its  suppliers and other independent contractors, if Samsara is unable to secure additional sources of supply or order fulfillment services from one or more independent contractors on a timely basis and on acceptable terms, Samsara’s results of operations could be adversely affected.

The selling of smart luggage products is subject to current governmental regulations.

Several aspects of Samsara’s smart luggage products, including its battery, locks and LED lights, are subject to the requirements of federal law relating to aviation and homeland security, as well as international regulation of electronic devices. Part 15 of the FCC Rules requires operation of electronic equipment not to cause harmful interference and to accept any interference received, including interference that may cause undesired operation. The Transportation Security Administration (TSA) recommends that only TSA approved locks be used on luggage, to avoid risk of TSA agents breaking the lock for inspection. The European Union requires all electronic devices to comply with the Restriction of Hazardous Substances (ROHS) regulations which restricts the use of specific hazardous materials found in electrical and electronic products. BS EN 62471 gives universal best-practice recommendations for the photobiological safety of electric lamps and lighting systems, including LED lights. This standard specifies exposure limits, measurement techniques and classification systems to control photobiological and light hazards. The EU radio equipment directive establishes a regulatory framework for placing radio equipment on the market, setting requirements for safety and health, electromagnetic compatibility, and the efficient use of the radio spectrum.

Additionally, smart luggage products are subject to airline regulations applicable to manufacturing materials, size and weight.  While Samsara believes that it is and will be in substantial compliance with the laws and regulations which regulate its business, the failure to comply with any of these laws or regulations, or the imposition of new laws or regulations could negatively impact Samsara’s proposed business.

Samsara faces intense competition and many of its competitors have substantially greater resources than Samsara has.

Samsara operates in a highly competitive environment.  In addition, the competition in the market for smart luggage products may intensify.  There are numerous well-established companies based in the United States with longer operating histories, significantly greater resources and name recognition, and a larger base of distributors and retailers.  In addition, there are smaller entrepreneurial companies who are developing products that will compete with the smart luggage products that Samsara currently sells.  As a result, these competitors may have greater credibility with Samsara’s potential customers.  They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products.   These competitors may make it difficult for Samsara to market and sell its products and compete in the smart luggage market, which could harm Samsara’s business.

Samsara depends on market acceptance of its smart luggage products.  If these products do not gain market acceptance, Samsara’s ability to compete will be adversely affected.

Samsara’s success depends in large part on Samsara’s ability to successfully market its smart luggage products.  No assurances can be given that Samsara will be able to successfully market its smart luggage products or achieve consumer acceptance.  Moreover, failure to successfully commercialize its smart luggage products on a timely and cost-effective basis will have a material adverse effect on Samsara’s ability to compete in its targeted market.

Failure to meet customers’ expectations or deliver expected performance could result in losses and negative publicity, which would harm Samsara’s business.

If the smart luggage products which Samsara sells fail to perform in the manner expected by its customers, then Samsara’s revenues may be delayed or lost due to adverse customer reaction.  In addition, negative publicity about Samsara and its products could adversely affect Samsara’s ability to attract or retain customers. Furthermore, disappointed customers may initiate claims for damages against Samsara, regardless of Samsara’s responsibility for their disappointment.

Samsara needs to retain key personnel to support its services and ongoing operations.

The marketing and sale of Samsara’s smart luggage products will continue to place a significant strain on Samsara’s limited personnel, management, and other resources.  Samsara’s future success depends upon the continued services of its executive officers and the hiring of key employees and contractors who have critical industry experience and relationships that Samara will need to rely on to implement its business plan.  The loss of the services of any of Samsara’s officers or the lack of availability of other skilled personnel would negatively impact Samsara’s ability to market and sell its smart luggage products, which could adversely affect Samsara’s financial results and impair Samsara’s growth.

If Samsara cannot build and maintain strong brand loyalty to its products, its business may suffer.

Samsara believes that the importance of brand recognition will increase as more companies produce smart luggage products.  Development and awareness of Samsara’s brand will depend largely on Samsara’s ability to successfully advertise and market its products.  If Samsara is unsuccessful, its products may not be able to gain widespread acceptance among consumers.  A failure to develop Samsara’s smart luggage products sufficiently could have a material adverse effect on Samsara’s business, results of operations and financial condition.

Samsara may be unable to protect its brand name.

Brand recognition is critical in attracting consumers to Samsara’s products.  Samsara has researched the availability of the trademark “Samsara” and have not found any inherent obstacle to registering the trademark with the US patent and trademark office.  Nevertheless, if Samsara is unable to trademark its brand name or to adequately protect its trade name against infringement or misappropriation, Samsara’s competitive position in the smart luggage market may be undermined, which could lead to a significant decrease in the volume of products that we sell.  Such a result would materially and adversely affect Samsara’s results of operations.

Samsara may incur losses as a result of claims that may be brought against Samsara due to defective products or as a result of product recalls.

While Samsara is not aware of any claims having been brought in connection with Samsara’s smart luggage products, Samsara may be liable if the use of Samsara’s products causes injury, illness, or death.  Samsara also may be required to withdraw or recall some of its products if they are damaged or defective.  A significant product liability judgment against Samsara or a widespread product withdrawal or recall could have a material adverse effect on Samsara’s business and financial condition.

If a third party asserts that Samsara’s infringes upon its proprietary rights, Samsara could be required to redesign its products, change suppliers, pay significant royalties, or enter into license agreements.

Although presently Samsara is not aware of any such claims, a third party may assert that Samsara’s smart luggage products violate its intellectual property rights. As the number of smart luggage products increases, infringement claims may become more common.  Any claims against Samsara, regardless of their merit, could:

●	Be expensive and time-consuming to defend;

●	Result in negative publicity;

●	Force Samsara to stop selling its products;

●	Divert management’s attention and Samsara’s other resources; and

●	Require Samsara to enter into royalty or licensing agreements in order to obtain the right to sell its products, which right may not be available on terms acceptable to Samsara, if at all.

In addition, Samsara’s believes that any successful challenge to its use of a trademark or domain name could substantially diminish Samsara’s ability to conduct business in a particular market or jurisdiction and thus could decrease Samsara’s revenues and/or result in losses to Samsara’s business.

Samsara’s lack of business diversification could result in the loss of your investment if revenues from Samsara’s primary products decrease.

Currently, Samsara’s business is focused on the marketing and sale of smart luggage products.  Samsara does not have any other lines of business or other sources of revenue if Samsara is unable to successfully implement its business plan.  Samsara’s lack of business diversification could cause you to lose all or some of your investment if Samsara is unable to generate significant revenues by the sale of smart luggage products since Samsara does not have any other lines of business or alternative revenue sources.

Samsara relies on third parties to conduct many of its activities. Any failure by a third-party to conduct these activities and other requirements and in a timely manner may delay or prevent Samsara’s ability to commercialize its products.

Samsara is dependent on third parties to perform certain activities.  Specifically, Samsara has used and relied on, and intends to continue to use and rely on,  GDF / Ming Hing Industries Development Ltd. and ABO Electronics (Shen Zhen) Co., Ltd. for the manufacture of its luggage products, and on FBA Sourcing China (DAPIGOO CO LTD) and Preferred Depot for order fulfillment services. While Samsara has signed purchase orders governing the activities of its third-party contractors, Samsara has limited influence over their actual performance.  There is no guarantee that any such third parties will devote adequate time and resources to such activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to Samsara’s requirements, or otherwise performs in a substandard manner, Samsara’s ability to fulfill customer orders for products may be undermined. In addition, many of the third parties with whom Samsara contracts may also have relationships with other commercial entities, including Samsara’s competitors, for whom they may also be conducting development activities that could harm Samsara’s competitive position.

If any of Samsara’s relationships with these third parties terminate, Samsara may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms.

In addition, Samsara may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if Samsara is able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

●	breach of the manufacturing agreement by the third-party;

●	failure to manufacture Samsara’s product according to Samsara’s specifications;

●	failure to manufacture Samsara’s product according to Samsara’s schedule, or at all;

●	misappropriation of Samsara’s proprietary information, including Samsara’s trade secrets and know-how; and

●	termination or nonrenewal of the agreement by the third-party at a time that is costly or inconvenient for Samsara.

Any performance failure on the part of Samsara’s existing or future manufacturers could delay product development, and any related remedial measures may be costly or time consuming to implement. Samsara does not currently have arrangements in place for redundant supply or a second source for all required raw materials used in the manufacture of Samsara’s products. If Samsara’s current third-party manufacturers cannot perform as agreed, Samsara may be required to replace such manufacturers and Samsara may be unable to replace them on a timely basis or at all.  Samsara’s current and anticipated future dependence upon others for the manufacture of Samsara’s products may adversely affect Samsara’s future profit margins and Samsara’s ability to commercialize any products on a timely and competitive basis.

Samsara’s reliance on third parties requires Samsara to share its trade secrets, which increases the possibility that Samsara’s trade secrets will be misappropriated or disclosed.

Because Samsara currently relies on third parties to manufacture its products, Samsara must, at times, share its proprietary technology and confidential information, including trade secrets, with them. Samsara seeks to protect its proprietary technology, in part, by entering into confidentiality agreements, consulting agreements or other similar agreements with its advisors, employees, consultants and contractors prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose Samsara’s confidential information. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets may become known by Samsara’s competitors, are intentionally or inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Given that Samsara’s proprietary position is based, in part, on Samsara’s know-how and trade secrets, and despite Samsara’s efforts to protect its trade secrets, a competitor’s discovery of Samsara’s proprietary technology and confidential information or other unauthorized use or disclosure would impair Samsara’s competitive position and may have a material adverse effect on Samsara’s business, financial condition, results of operations and prospects.

Samsara may seek to enter into collaborations, licenses and other similar arrangements and may not be successful in doing so, and even if Samsara is, it may not realize the benefits of such relationships.

Samsara may seek to enter into collaborations, joint ventures, licenses and other similar arrangements for the development or commercialization of Samsara’s products, due to capital costs required to develop or commercialize the products or manufacturing constraints. Samsara may not be successful in its efforts to establish such collaborations for Samsara’s products. In addition, Samsara faces significant competition in seeking appropriate strategic partners, and the negotiation process can be time consuming and complex. Further, any future collaboration agreements may restrict Samsara from entering into additional agreements with potential collaborators. Samsara cannot be certain that, following a strategic transaction or license, Samsara will achieve an economic benefit that justifies such transaction.

Even if Samsara is successful in its efforts to establish such collaborations, the terms that Samsara agrees upon may not be favorable to Samsara, and Samsara may not be able to maintain such collaborations.

In addition, any potential future collaborations may be terminable by Samsara’s strategic partners, and Samsara may not be able to adequately protect its rights under these agreements. Furthermore, strategic partners may negotiate for certain rights to control decisions regarding the development and commercialization of Samsara’s products, if approved, and may not conduct those activities in the same manner as Samsara would. Any termination of collaborations Samsara enters into in the future, or any delay in entering into collaborations related to Samsara’s products, could delay the development and commercialization of Samsara’s products and reduce their competitiveness if they reach the market, which could have a material adverse effect on Samsara’s business, financial condition and results of operations.

Samsara currently has a limited marketing and sales organization and has limited experience as a company in commercializing products, and Samsara may have to invest significant resources to develop these capabilities. If Samsara is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell its products, Samsara may not be able to generate product revenue.

Samsara has limited internal sales, marketing and distribution capabilities.  Samsara has limited experience as a company in the marketing, sale and distribution of smart luggage products and there are significant risks involved in building and managing a sales organization, including Samsara’s ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of Samsara’s internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. Samsara may not be able to enter into collaborations or hire consultants or external service providers to assist Samsara in sales, marketing and distribution functions on acceptable financial terms, or at all. In addition, Samsara’s product revenues and its profitability, if any, may be lower if Samsara relies on third parties for these functions than if Samsara were to market, sell and distribute any products that Samsara develops itself. Samsara likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market Samsara’s products effectively. If Samsara is not successful in commercializing its products, either on its own or through arrangements with one or more third parties, Samsara may not be able to generate any future product revenue and Samsara would incur significant additional losses.

Business disruptions could seriously harm Samsara’s future revenue and financial condition and increase its costs and expenses.

Samsara’s operations could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which Samsara is predominantly self-insured. Samsara relies on third- party manufacturers to produce Samsara’s products whose operations may be disrupted by a man-made or natural disaster or other business interruption. The occurrence of any of these business disruptions could seriously harm Samsara’s operations and financial condition and increase its costs and expenses.

Samsara is subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and anti-money laundering laws and regulations. Compliance with these legal standards could impair Samsara’s ability to compete in domestic and international markets. Samsara could face criminal liability and other serious consequences for violations, which could harm its business.

Samsara is subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, and anti-corruption and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which Samsara conducts activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, clinical research organizations, contractors and other collaborators and partners from authorizing, promising, offering, providing, soliciting or receiving, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. Samsara can be held liable for the corrupt or other illegal activities of its employees, agents, contractors and other collaborators and partners, even if Samsara does not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Samsara may engage in strategic transactions that could impact its liquidity, increase its expenses and present significant distractions to Samsara’s management.

From time to time, Samsara may consider strategic transactions, such as acquisitions of companies, asset purchases and licensing arrangements. Any future transactions could increase Samsara’s near- and long-term expenditures, result in potentially dilutive issuances of Samsara’s equity securities, including its common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect Samsara’s financial condition, liquidity and results of operations. Additional potential transactions that Samsara may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships, joint ventures, restructurings, divestitures, business combinations and investments. Future acquisitions may also require Samsara to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of management. In addition, the integration of any business that Samsara may acquire in the future may disrupt Samsara’s existing business and may be a complex, risky and costly endeavor for which Samsara may never realize the full benefits of the acquisition. Accordingly, although there can be no assurance that Samsara will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that Samsara does complete could have a material adverse effect on Samsara’s business, results of operations, financial condition and prospects.

If Samsara fails to comply with its obligations in the agreements under which it licenses intellectual property rights from third parties, or otherwise experiences disruptions in its business relationships with its licensors, Samsara could lose license rights that are important to its business.

Samsara is a party to several license agreements under which it is granted rights to intellectual property that are important to its business and Samsara may enter into additional license agreements in the future. These license agreements impose, and Samsara expects that any future license agreements where Samsara licenses intellectual property will impose, on Samsara, various development, regulatory and/or commercial diligence obligations, payment of milestones and/or royalties and other obligations. If Samsara fails to comply with its obligations under these agreements, or Samsara is subject to bankruptcy-related proceedings, the licensor may have the right to terminate the license, in which event Samsara would not be able to market products covered by the license.

Samsara may need to obtain licenses from third parties to advance its research or allow commercialization of its products, and Samsara cannot provide any assurances that third-party patents do not exist which might be enforced against Samsara’s products in the absence of such a license. Samsara may fail to obtain any of these licenses on commercially reasonable terms, if at all.  Even if Samsara is able to obtain a license, it may be non-exclusive, thereby giving Samsara’s competitors access to the same technologies licensed to Samsara. In that event, Samsara may be required to expend significant time and resources to develop or license replacement technology. If Samsara is unable to do so, Samsara may be unable to develop or commercialize the affected products, which could materially harm Samsara’s business and the third parties owning such intellectual property rights could seek either an injunction prohibiting Samsara’s sales, or, with respect to Samsara’s sales, an obligation on Samsara’s part to pay royalties and/or other forms of compensation. Licensing of intellectual property is of critical importance to Samsara’s business and involves complex legal, business and scientific issues. Disputes may arise between Samsara and its licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;

●	whether and the extent to which Samsara’s technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;

●	Samsara’s right to sublicense patents and other rights to third parties;

●	Samsara’s diligence obligations with respect to the use of the licensed technology in relation to its development and commercialization of Samsara’s products, and what activities satisfy those diligence obligations;

●	Samsara’s right to transfer or assign the license; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by Samsara’s licensors and Samsara and its partners.

If disputes over intellectual property that Samsara has licensed prevent or impair Samsara’s ability to maintain its current licensing arrangements on acceptable terms, Samsara may not be able to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on Samsara’s business.

Samsara’s commercial success depends significantly on its ability to operate without infringing the patents and other proprietary rights of third parties. Claims by third parties that Samsara infringes their proprietary rights may result in liability for damages or prevent or delay Samsara’s developmental and commercialization efforts.

Samsara’s commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, Samsara’s or its licensee’s research, development and commercialization activities may be subject to claims that Samsara or its licensee infringes or otherwise violates patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit Samsara’s or its licensee’s ability to make, use, sell, offer for sale or import Samsara’s products, or impair Samsara’s competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights.  Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which Samsara is developing products.

Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published Samsara may be unaware of third-party patents that may be infringed by commercialization of any of Samsara’s products, and Samsara cannot be certain that Samsara was the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that Samsara’s products may infringe. In addition, identification of third-party patent rights that may be relevant to Samsara’s technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. In addition, third parties may obtain patents in the future and claim that use of Samsara’s technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

●	result in costly litigation that may cause negative publicity;

●	divert the time and attention of Samsara’s technical personnel and management;

●	cause development delays;

●	subject Samsara to an injunction preventing Samsara from making, using, selling, offering for sale, or importing Samsara products;

●	prevent Samsara from commercializing any of its products until the asserted patent expires or is held finally invalid or not infringed in a court of law;

●	require Samsara to develop non-infringing technology, which may not be possible on a cost-effective basis;

●	subject Samsara to significant liability to third parties; or

●	require Samsara to enter into royalty or licensing agreements, which may not be available on commercially reasonable terms, or at all, or which might be non-exclusive, which could result in Samsara’s competitors gaining access to the same technology.

Although no third-party has asserted a claim of patent infringement against Samsara as of the date of this prospectus, others may hold proprietary rights that could prevent Samsara’s products from being marketed. Any patent-related legal action against Samsara claiming damages and seeking to enjoin activities relating to Samsara’s products could subject Samsara to potential liability for damages, including treble damages if Samsara were determined to have willfully infringed, and require Samsara to obtain a license to manufacture or develop its products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from Samsara’s business. Samsara cannot predict whether it would prevail in any such actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. Moreover, even if Samsara or its future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in Samsara’s competitors gaining access to the same intellectual property. In addition, Samsara cannot be certain that it could redesign its products to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent Samsara from developing and commercializing its products, which could harm Samsara’s business, financial condition and operating results.

Parties making claims against Samsara may be able to sustain the costs of complex patent litigation more effectively than Samsara can because they have substantially greater resources. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or administrative proceedings, there is a risk that some of Samsara’s confidential information could be compromised by disclosure. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on Samsara’s ability to raise additional funds or otherwise have a material adverse effect on Samsara’s business, results of operations, financial condition and prospects.

If Samsara is unable to protect the confidentiality of its trade secrets, its business and competitive position would be harmed.

In addition, Samsara relies on the protection of its trade secrets, including unpatented know-how, technology and other proprietary information to maintain Samsara’s competitive position. Although Samsara has taken steps to protect its trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, Samsara cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose Samsara’s proprietary information, including its trade secrets, and Samsara may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and Samsara would have no right to prevent them from using that technology or information to compete with Samsara. If any of these events occurs or if Samsara otherwise loses protection for its trade secrets, the value of this information may be greatly reduced and Samsara’s competitive position would be harmed. If Samsara does not apply for patent protection prior to such publication or if Samsara cannot otherwise maintain the confidentiality of its proprietary technology and other confidential information, then Samsara’s ability to obtain patent protection or to protect its trade secret information may be jeopardized.

Risks Related to the Company’s Common Stock

An active, liquid and orderly market for the Company’s common stock may not develop, and you may not be able to resell your common stock at or above the purchase price.

Samsara’s common stock is quoted on the OTC Pink. An active trading market for the Company’s common stock has not developed and may never develop or be sustained. The lack of an active market may impair an investor’s ability to sell its shares at the time it wishes to sell them or at a price that it considers reasonable. An inactive market may also impair the Company’s ability to raise capital by selling shares and may impair the Company’s ability to acquire other businesses or technologies using the Company’s shares as consideration, which, in turn, could materially adversely affect the Company’s business.

The trading price of the shares of the Company’s common stock could be highly volatile, and purchasers of the Company’s common stock could incur substantial losses.

The Company’s stock price is likely to be volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above their purchase price. The market price for the Company’s common stock may be influenced by those factors discussed in this “Risk Factors” section and many others, including:

●	the success or failure of the Company’s efforts to acquire, license or develop additional products;

●	innovations or new products developed by the Company or its competitors;

●	announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	manufacturing, supply or distribution delays or shortages;

●	any changes to the Company’s relationship with any manufacturers, suppliers, licensors, future collaborators or other strategic partners;

●	achievement of expected product sales and profitability;

●	variations in the Company’s financial results or those of companies that are perceived to be similar to the Company;

●	trading volume of the Company’s common stock;

●	an inability to obtain additional funding;

●	sales of the Company’s stock by insiders and stockholders;

●	general economic, industry and market conditions other events or factors, many of which are beyond the Company’s control;

●	additions or departures of key personnel; and

●	intellectual property, product liability or other litigation against the Company.

Samsara’s executive officers and directors control or significantly influence all matters submitted to stockholders for approval.

The Company’s executive officers, directors and greater than 5% stockholders, in the aggregate, own in excess of 80% of the Company’s outstanding common stock. Furthermore, the two directors of Samsara have the ability to control or significantly influence all matters submitted to the Company’s board of directors or stockholders for approval, including the appointment of the Company’s management, the election and removal of directors and approval of any significant transaction, as well as the Company’s management and business affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving the Company, or discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company’s business, even if such a transaction would benefit other stockholders.

Samsara does not currently intend to pay dividends on its common stock, and, consequently, investors’ ability to achieve a return on your investment will depend on appreciation, if any, in the price of the Company’s common stock.

Samsara has never declared or paid any cash dividend on its common stock. Samsara currently anticipates that it will retain future earnings for the development, operation and expansion of the Company’s business and does not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock. There is no guarantee that shares of the Company’s common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Sales of a substantial number of shares of the Company’s common stock by the Company’s stockholders in the public market could cause the Company’s stock price to fall.

Sales of a substantial number of shares of the Company’s common stock in the public market or the perception that these sales might occur could significantly reduce the market price of the Company’s common stock and impair the Company’s ability to raise adequate capital through the sale of additional equity securities.

Samsara must incur significant increased costs as a result of operating as a public company, and its management will be required to devote substantial time to new compliance initiatives compared to that which they devoted as the management of a private company.

The Target, whose former management team is now Samsara’s management team, was a private company. As a public company, Samsara must incur significant legal, accounting and other expenses that the Target did not have to incur prior to the Merger. Samsara is subject to the reporting requirements of the Exchange Act, which will require, among other things, that Samsara file with the U.S. Securities and Exchange Commission, or SEC, annual, quarterly and current reports with respect to its business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules subsequently adopted by the SEC to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that now apply to Samsara. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which Samsara operates its business in ways Samsara cannot currently anticipate.

Samsara expects the rules and regulations applicable to public companies to substantially increase Samsara’s legal and financial compliance costs compared to those of the Target prior to the Merger, and to make some activities more time consuming and costly. If these requirements divert the attention of Samsara’s management and personnel from other business concerns, they could have a material adverse effect on Samsara’s business, financial condition and results of operations. The increased costs may increase Samsara’s net loss, and may require Samsara to reduce costs in other areas of its business or increase the prices of its products or services. For example, Samsara expects these rules and regulations to make it more difficult and more expensive for Samsara to obtain director and officer liability insurance, and Samsara may be required to incur substantial costs to maintain the same or similar coverage. Samsara cannot predict or estimate the amount or timing of additional costs Samsara may incur to respond to these requirements. The impact of these requirements could also make it more difficult for Samsara to attract and retain qualified persons to serve on its board of directors, its board committees or as executive officers.

If securities or industry analysts do not publish research or reports or publish unfavorable research or reports about the Company’s business, the Company’s stock price and trading volume could decline.

The trading market for the Company’s common stock will depend in part on the research and reports that securities or industry analysts publish about the Company, its business, its market or its competitors. Samsara does not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of the Company, the trading price for the Company’s stock would be negatively impacted. In the event the Company obtains securities or industry analyst coverage, if one or more of the analysts who covers the Company downgrades its stock, the Company’s stock price would likely decline. If one or more of these analysts ceases to cover the Company or fails to regularly publish reports on the Company, interest in the Company’s stock could decrease, which could cause the Company’s stock price or trading volume to decline.

If the Company fails to maintain proper and effective internal control over financial reporting, the Company’s  ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in the Company’s financial reporting and the trading price of the Company’s common stock may decline.

Pursuant to Section 404 of Sarbanes-Oxley, the Company’s management is required to report upon the effectiveness of the Company’s internal control over financial reporting. Additionally, if the Company reaches an accelerated filer threshold, the Company’s independent registered public accounting firm will be required to attest to the effectiveness of the Company’s internal control over financial reporting. The rules governing the standards that must be met for management to assess the Company’s internal control over financial reporting are complex and require significant documentation, testing and possible remediation. To comply with the requirements of being a reporting company under the Exchange Act, the Company will need to upgrade its information technology systems; implement additional financial and management controls, reporting systems and procedures; and hire additional accounting and finance staff. If the Company or, if required, its auditors are unable to conclude that the Company’s internal control over financial reporting is effective, investors may lose confidence in the Company’s financial reporting and the trading price of the Company’s common stock may decline.

The Company cannot assure its investors that there will not be material weaknesses or significant deficiencies in the Company’s internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit the Company’s ability to accurately report its financial condition, results of operations or cash flows. If the Company is unable to conclude that its internal control over financial reporting is effective, or if the Company’s independent registered public accounting firm determines the Company has a material weakness or significant deficiency in the Company’s internal control over financial reporting once that firm begin its Section 404 reviews, investors may lose confidence in the accuracy and completeness of the Company’s financial reports, the market price of the Company’s common stock could decline, and the Company could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in the Company’s internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict the Company’s future access to the capital markets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is One University Plaza, Suite 505, Hackensack, NJ 07601. The lease period for our office commenced on May 1, 2010 and expires at midnight on May 1, 2020. We pay a fixed monthly rent of $200 per month. We believe that our leased property is satisfactory, suitable, and adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTC Pink market system. The Common Stock, which had previously traded through the close of business on November 11, 2019 under the ticker symbol “DAVC,” commenced trading on the OTC Pink under the ticker symbol “SAML” on November 12, 2019. The Common Stock has a new CUSIP number, 79589J101.

On December 31, 2019, the last trading day before the date of this Annual Report, the closing sale price of the Common Stock on OTC Pink was $0.0061 per share.

While our common stock is quoted on the OTC Pink market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTC Pink for each of the quarters during the fiscal year ended December 31, 2019 and December 31, 2018:

For the Fiscal Year Ended December 31, 2019
For the Quarter ended	High	Low
March 31	0.0034	0.0012
June 30	0.0250	0.0014
September 30	0.0079	0.0240
December 31	0.0350	0.0025

For the Fiscal Year Ended December 31, 2018
For the Quarter ended	High	Low
March 31	0.3300	0.0200
June 30	0.0445	0.0055
September 30	0.0075	0.0029
December 31	0.0115	0.0017

Shareholders of Record

As of December 31, 2019, there were 170 stockholders of record holding 3,535,935,553 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019, in addition to the sales of equity securities not registered under the Securities Act that were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K, we have sold the following equity securities not registered under the Securities Act: On July 30, 2019, pursuant to the License Agreement with the Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC (“Licensor”), we granted the Licensor warrants to purchase 161,842,544 shares of our common stock, at an exercise price of $0.01 per share, exercisable during a period of three (3) years from July 30, 2019. We issued the warrants under the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. We expect that any issuance of shares of common stock pursuant to the terms of the warrants will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regards to repurchases of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock and currently do not anticipate paying such cash dividends. We currently anticipate that we will retain all of our future earnings for use in the development and expansion of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will depend upon our results of operations, financial condition, tax laws and other factors as the Board, in its discretion, deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help you understand our historical results of operations during the periods presented and our financial condition. This MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes to consolidated financial statements, and contains forward-looking statements that involve risks and uncertainties. See section entitled “Forward-Looking Statements” above.

Overview and Outlook

The Company was incorporated on May 7, 2007 under the name, “Darkstar Ventures, Inc.” under the laws of the State of Nevada. Currently, the Company develops and sell smart luggage products.

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the year ended December 31, 2019 totaled $649,000 compared to $6,000 for the year ended December 31, 2018.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the year ended December 31, 2019 totaled $525,000 compared to $4,000 for the year ended December 31, 2018. The increase in the total revenue is mainly due to the increase in sales.

Gross Profit

During the year ended December 31, 2019, Gross Profit totaled $124,000, representing a Gross Profit margin of 19%. During the year ended December 31, 2018, Gross Profit totaled $2,000 representing Gross Profit margin of 33.3%.

Operating Expenses

Operating expenses totaled $2,031,000 during the year ended December 31, 2019, compared to $1,469,000 during the year ended December 31, 2018, representing a net increase of $562,000. The increase in the operating expenses is mainly due to increase in the growth of the Company’s business.

Net Loss

We incurred a net loss of $3,142,000 for the year ended December 31, 2019, as compared to a net loss of $1,604,000 for the year ended December 31, 2018 for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2019, the Company had $477,000 of cash, total current assets of $616,000, and total current liabilities of $1,810,000, creating a working capital deficit of $1,194,000. As of December 31, 2018, the Company had $129,000 of cash, total current assets of $369,000, and total current liabilities of $619,000, creating a working capital deficit of $250,000.

The increase in our working capital deficit was mainly attributable to the increase of $944,000 in Fair Value of the convertible component in a convertible loan, which was mitigated by an increase of $348,000 in cash and cash equivalents.

Net cash used in operating activities was $1,100,000 for the year ended December 31, 2019, as compared to cash used in operating activities of $370,000 for the year ended December 31, 2018. The Company’s primary uses of cash have been for professional support, research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash used in investing activities was $6,000 for the year ended December 31, 2019, as compared to net cash generated from investing activities of $0 for the year ended December 31, 2018.

Net cash provided by financing activities was approximately $1,454,000 for the year ended December 31, 2019, as compared to approximately $401,000 for the year ended December 31, 2018. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Necessity of Additional Financing

Securing additional financing is critical to implementation of our business plan. If and when we obtain the required additional financing, we should be able to fully implement our business plan. In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely. We currently have no committed sources of financing.

Going Concern Consideration

The above conditions raise substantial doubt about our ability to continue as a going concern. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Although we anticipate that our current operations will provide us with cash resources, we believe existing cash will not be sufficient to fund planned operations and projects through the next 12 months. Therefore, we believe we will need to increase our sales, attain profitability, and raise additional funds to finance our future operations. Any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding our products, continually develop and upgrade our website, respond to competitive developments, lower our financing costs, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAMSARA LUGGAGE, INC. (FORMERLY - DARKSTAR VENTURES, INC.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Samsara Luggage, Inc (formerly - Darkstar Venture Inc.) (the “Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year in the period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1C to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2019, the Company has incurred accumulated deficit of $5,236 thousands and negative operating cash flows. These factor among others, as discussed in Note 1C to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1C to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

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

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

January 29, 2020

We have served as the Company’s auditor since 2019

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

BALANCE SHEETS

	December 31, 2019	December 31, 2018
	(U.S. dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	477	129
Inventory	125	183
Other current assets	14	57
Total current assets	616	369

Property and Equipment, net	5	-
Total assets	621	369

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Convertible Promissory Note (Note 3)	-	56
Trade payable	26	-
Accrued Expense	57	13
Related party payables	105	89
Deferred revenue	-	460
Convertible note and short-term loan (Note 4)	250	-
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 5)	1,053	-
Fair value of warrants issued in convertible loan (Note 5)	319	-
Total current liabilities	1,810	618

Long Term Loan (Note 6)	-	40

TOTAL LIABILITIES	1,810	658

STOCKHOLDERS’ DEFICIT (Note 7)
Common stock subscribed
Common stock, authorized 5,000,000,000 shares, $0.0001 par value; 3,535,935,553 and 2,589,506,080 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	354	259
Additional paid in capital	5,366	2,454
Services receivable	(1,673)	(908)
Accumulated deficit	(5,236)	(2,094)
Total stockholders’ deficit	(1,189)	(289)

Total liabilities and stockholders’ deficit	621	369

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
	(U.S. dollars in thousands, except per share data)

Revenues from sales of products	649	6
Cost of sales	525	2
GROSS PROFIT	124	4

OPERATING EXPENSES
Research and development expenses	168	136
Selling and marketing expenses	438	171
General and administrative (Note 8)	1,425	1,162
TOTAL OPERATING EXPENSES	2,031	1,469

OPERATING LOSS	(1,907)	(1,465)

FINANCING EXPENSES
Interest on convertible loan and convertible note	(314)	(139)
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses (Note 5)	(921)	-
TOTAL FINANCING EXPENSE	(1,235)	(139)

NET LOSS	(3,142)	(1,604)

Basic and Diluted net loss per share	(0.00)	(0.00)

Weighted average number of basic and diluted common shares outstanding	3,272,649,554	2,402,660,180

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional	Proceeds on	Service	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Account of shares	Receivables	Deficit	Deficit
Balance December 31, 2017	2,290,620,000	229	1,771	32	(1,783)	(490)	(241)
Issuance of common stock, net of issuance cost	71,885,638	7	172	(32)	-	-	147
Issuance of shares and warrants for services	227,000,442	23	511	-	(200)	-	334
Amortization of services	-	-			1,075	-	1,075
Net loss	--	-			-	(1,604)	(1,604)
Balance December 31, 2018	2,589,506,080	259	2,454	-	(908)	(2,094)	(289)
Issuance of common stock, net of issuance cost	229,166,666	23	477		-		-500
Issued of Warrants for services	-	-	1,940		(1,940)	-	-
Shares Issuance of common stock for conversion of convertible note	69,917,807	7	560		-	-	567
Effect of Reverse Capitalization	647,345,000	65	(65)			-	-
Amortization of services	-	-			1,175	-	1,175
Net loss	--	-			-	(3,142)	(3,142)
Balance December 31, 2019	3,535,935,553	$354	$5,366	$-	$(1,673)	$(5,236)	$(1.189)

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2019	2018
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(3,142)	$(1,604)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	1,175	1,075
Interest on convertible note and short-term loan	258	130
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	921	-
Depreciation	1	-
Changes in Operating Assets and Liabilities:
Inventory	58	(182)
Other current assets	36	19
Accounts payable	26	-
Management fee due to Related party, net	16	-
Other accounts payables	11	101
Deferred revenue	(460)	92

Net Cash Used by Operating Activities	(1,100)	(370)

Cash Flows from Investment Activities:
Purchase of Property and Equipment	(6)	-
Net Cash Provided by Financing Activities	(6)	-

Cash Flows from Financing Activities:
Proceeds from (Repayments of) Convertible note from related parties	(56)	54
Proceeds from loan received	50	200
Repayments of convertible notes, net of issuance cost of $100	1,000	-
Repayments of long-term loans	(40)	-
Proceeds from issuance of shares, net of issuance cost	500	147
Net Cash Provided by Financing Activities	1,454	401

Net Increase in Cash	348	31
Cash at Beginning of Period	129	98
Cash at End of Period	$477	$129

Supplemental disclosure of cash flow information
Cash paid for interest	$58	$-
Cash paid for income taxes	$-	$-
Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note	$567	$-
Issued shares and warrants against services	$-	$27

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

A.	Samsara Luggage, Inc. (the “Company”) was incorporated on May 7, 2007 under the name, “Darkstar Ventures, Inc.” under the laws of the State of Nevada. From the date of its formation until May 2011, the Company did not have any business activity except for the development of its website and locating companies through which it could offer products. Once its proprietary website was officially launched in July 2011, the Company engaged in the business of marketing eco-friendly health and wellness products, such as air and water filtration systems, organic baby products, and eco-friendly beds and linens through affiliate marketing arrangements. On May 14, 2015, the founder of the Company, Chizkiyau Lapin, sold all of his shares of common stock of the Company, then constituting 51% of the issued and outstanding shares of common stock of the Company, to Mr. Avraham Bengio. In April 2016, the Company began to focus, through its wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban Renewal”), in the area of real estate development, particularly on the urban renewal market in Israel.

B.	Merger Transaction

On November 12, 2019, the Company completed its merger with the Delaware corporation that was previously known as “Samsara Luggage, Inc.” (“Samsara Delaware”) in accordance with the terms of the Merger Agreement and Plan of Merger, dated as of May 10, 2019, (the “Merger Agreement”) by and among the Company, Samsara Delaware, and Avraham Bengio, pursuant to which Samsara Delaware merged with and into the Company, with the Company being the surviving corporation (the “Merger”). Following the completion of the Merger, the business of the Company going forward became the business of Samsara Delaware prior to the Merger, namely, designing, manufacturing, and selling high quality luggage products to meet the evolving needs of frequent travelers and also seeking to present new technologies within the aluminum luggage industry, including an aluminum “smart” suitcase.

The Company filed (1) Articles of Merger with the Secretary of State of the State of Nevada in which the Company amended its Articles of Incorporation to change the Company’s name to “Samsara Luggage, Inc.” effective as of November 12, 2019; and (2) a Certificate of Amendment with the Secretary of State of the State of Nevada in which the Company increased the number of authorized shares of common stock of the Company from 2,000,000,000 shares of common stock to 5,000,000,000 shares of common stock effective as of November 12, 2019.

In connection with the Merger, the Company and Avraham Bengio entered into an Assignment and Assumption Agreement pursuant to which the Company sold 100% of the issued and outstanding shares of the Company’s wholly-owned Israeli subsidiary, Bengio Urban Renewal and all of the Company’s interest in Bengio Urban Renewal (including all debts and liabilities owed by the Company to Bengio Urban Renewal and the debts of Bengio Urban Renewal to the Company) to Avraham Bengio, the former CEO and principal shareholder of the Company (prior to the Merger).

At the effective time of the Merger, each share of common stock of Samsara Delaware, $0.0001 par value, was converted into the right to receive 458.124 shares of the Company’s common stock, such that the shareholders of Samsara Delaware were issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. The exchange rate was determined through arms’-length negotiations between the Company and Samsara Delaware.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Immediately after the Merger, assuming the issuance of all of the merger consideration, there were approximately 3,236,851,080 shares of Common Stock outstanding, of which (i) the former stockholders of Samsara Delaware owned 2,589,506,080 shares, representing approximately 80% of the outstanding shares of Common Stock; and (ii) the Company’s stockholders immediately prior to the Merger owned 647,345,000 shares, representing approximately 20% of the outstanding shares of Common Stock.

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Samsara Delaware was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Samsara Delaware’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Samsara Delaware designated a majority of the members of the initial board of directors of the combined company, and (iii) Samsara Delaware’s senior management holds all key positions in the senior management of the combined company. As a result of the Recapitalization Transaction, the shareholders of Samsara Delaware received the largest ownership interest in the Company, and Samsara Delaware was determined to be the “accounting acquirer” in the Recapitalization Transaction. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Samsara Delaware. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Recapitalization Transaction.

The Common Stock listed on the OTC Pink Marketplace, previously trading through the close of business on November 11, 2019 under the ticker symbol “DAVC,” commenced trading on the OTC Pink Marketplace under the ticker symbol “SAML” on November 12, 2019. The Common Stock has a new CUSIP number, 79589J101.

On November 13, 2019, the Board of Directors of the Company amended Section 3 of Article VII of the bylaws of the Company to change the fiscal year end-date of the Company from July 31 to December 31.

C.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2019, the Company had approximately $477,000 in cash and cash equivalents, approximately $1,194,000 in deficit of working capital, a stockholders’ deficiency of approximately $1,189,000 and an accumulated deficit of approximately $5,236,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the financial statements, the most significant estimates and assumptions relate to the measurement of Convertible Note and Going Concern.

Functional currency

The functional currency of the Company is the US dollar (“US$”), which is the currency of the primary economic environment in which the operations of the Company are conducted.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Cash and cash equivalents

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Inventory

Inventories are valued at the lower of cost or net realizable value. Cost of raw and packaging materials, purchased products, manufactured finished products and products in process are determined on the average cost basis. The Company regularly reviews its inventories for impairment and reserves are established when necessary.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations.

Derivative Liabilities and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity, and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the fair value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair values of derivative liabilities over the life of the convertible notes.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,053	1,053
Fair value of warrants issued in convertible loan	-	-	319	319
Total liabilities	-	--	1,372	1,372

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

Revenue recognition

Revenues are recognized when delivery has occurred and there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured, and no further obligations exist. Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer.

Research and development expenses

Research and development expenses are charged to operations as incurred.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

Net Loss Per Basic and Diluted Common Share

Basic loss per ordinary share is computed by dividing the loss for the period applicable to ordinary shareholders, by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the shares of common stock (such as the convertible preferred) are considered in the computation of basic loss per share under the two-class method. However, in periods of net loss, only the convertible preferred shares are considered, since such shares have a contractual obligation to share in the losses of the Company. In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered

Stock-Based Compensation

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”. However, when the Company grants to non-employees a fully vested, nonforfeitable equity instrument, such grants are measured based on the fair value of the award at the date of grant. When the fully vested, nonforfeitable equity instruments are granted for services to be received in future periods, the measured cost is recognized as an increase to stockholders’ equity at the measurement date with an offsetting amount as a deduction from stockholders’ equity within the caption “Services receivable”. Such amount is subsequently amortized to the statement of operations over the term of the services as an operating expense, as if the Company has paid periodic payments of cash for the services received from such service provider.

Recently Issued Accounting Standards

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

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

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

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE PROMISSORY NOTE

On August 20, 2018 the Company entered into a Convertible Promissory Note (hereunder the “Note”) with a related party for the financing of the ongoing working capital of the Company in the amount of $54,000.

The Company promised to pay to related party in lawful money of the United States of America the principal sum of Fifty Four Thousand Dollars ($54,000), or such lesser amount as shall equal the outstanding principal amount hereof, together with interest from the date of this Note on the unpaid principal balance at a rate equal to 12% per annum, with such interest payable in the form of Shares of Common Stock of the Company, par value $0.001 (the “Shares”), at a price of Seventy Cents ($0.70) per Share, computed on the basis of the actual number of days elapsed and a year of 365 days.

The note was payable by August 20, 2019. In September 2019, the maturity of the loan was extended till December 31, 2019. The Company repaid the loan in December 2019.

NOTE 4 – CONVERTIBLE NOTE AND SHORT TERM-LOAN

A.	On August 22, 2018 the Company (through a related company) entered into a Secured Loan and Service Agreement with a an affiliated entity of Moshe Zuk (hereunder “Zuk”) for the finance of the ongoing working capital of the Company, according to which Zuk granted the Company a loan in the amount of $200,000. The loan bears a monthly interest at a rate of 2% paid quarterly and calculated daily. The loan was guaranteed by the Company and by one of its shareholders.

In addition, Zuk granted the Company a credit line of up to $300,000 per year. The credit line shall bear a monthly interest of 1.5% of the utilized credit line. As of the date of this financial statements, the Company has not utilized such line of credit.

In addition, the Company issued on October 2018, Zuk 395,500 shares of common stock of the Company representing 7% of the issued and outstanding shares of the Company on a fully diluted basis, and warrants to purchase 169,500 shares of common stock of the Company representing 3% of the issued and outstanding shares of the Company on a fully diluted basis, against payment of $50,000. The Company estimated the fair value of such shares and warrants at a total of $334,000 of which $215,000 and $119,000 were recorded for interest expenses for the years ended December 31, 2019 and 2018, respectively.

On December 31, 2018, the balance of the Zuk loan, net of the unamortized portion of the Zuk shares and options, amounted to $7,000 and was presented in Other Current Assets.

B.	On March 24, 2019, the Company entered into a Convertible Loan Agreement with Moshe Zuk (the “Lender”). Under the agreement, the Lender provided the Company with a loan in the amount of fifty thousand dollars ($50,000). The Company undertook to repay the loan principal, plus annual interest of 12%, within one year. The Lender may convert the loan plus interest into shares of the Company’s common stock at a price per share based on the lower of (a) a discount of twenty percent (20%) to the valuation of the Company at the Company’s first financing round, or (b) a one million-dollar ($1,000,000) valuation.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES

On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor.

The first tranche of the convertible debentures in the amount of $200,000 was provided upon execution of the SPA. The second tranche in the amount of $300,000 was provided on October 23, 2019 upon the Company filing of a Registration Statement on Form S-4 in connection with the Merger with Samsara Delaware. The third tranche in the amount of $600,000 was provided on November 18, 2019 upon consummation of the Merger with Samsara Delaware and the fulfillment of all conditions required for the Merger. The Company incurred issuance cost of $100,000 with connection to those convertible debentures.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

December 31, 2019
Common stock price	0.0061
Expected volatility	34.35%
Expected term	1.43 years
Risk free rate	1.59%
Forfeiture rate	0%
Expected dividend yield	0%

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES (cont.)

On December 9, 2019 and pursuant to the SPA, YAII exercised its option to convert the first Convertible Promissory Note in the amount of $210,000 into 69,917,807 shares of Common Stock of the Company.

In addition, the Company issued to the Investor a warrant to purchase 91,666,666 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

December 31, 2019
Common stock price	0.0061
Expected volatility	32.55%
Expected term	4.43 years
Risk free rate	1.61%
Forfeiture rate	0%
Expected dividend yield	0%

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at January 1,2019	-	-
Fair value of issued level 3 liability	553	2,453
		(565)
Changes in fair value	(234)	(835)
Outstanding at December 31,2019	319	1,053

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – LONG TERM LOAN

On August 13, 2017 the Company entered into a loan agreement with YARN Investments Ltd (hereunder “YARN”) according to which YARN provided the Company with a loan investment of $40,000. The loan does not bear interest and its repayment is conditional upon raising at least $200,000. In addition, YARN had agreed to provide additional $60,000 to the Company in a way of payments to promotional consultants. The Company repaid the loan on December 16, 2019, and the additional loan was never utilized.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

On November 12, 2019, the Company completed its merger with the Samsara Delaware in accordance with the terms of the Merger Agreement and Plan of Merger, dated as of May 10, 2019 by and among the Company, Samsara Delaware, and Avraham Bengio, pursuant to which Samsara Delaware merged with and into the Company, with the Company being the surviving corporation (the “Merger”). Following the completion of the Merger, the Company filed (1) Articles of Merger with the Secretary of State of the State of Nevada in which the Company amended its Articles of Incorporation to change the Company’s name to “Samsara Luggage, Inc.” effective as of November 12, 2019; and (2) a Certificate of Amendment with the Secretary of State of the State of Nevada in which the Company increased the number of authorized shares of common stock of the Company from 2,000,000,000 shares of common stock to 5,000,000,000 shares of common stock effective as of November 12, 2019.

Common Stock Activity During the Year Ended December 31, 2019

The following summarizes the Common Stock activity for the year ended December 31, 2019:

At the effective time of the Merger, each share of common stock of Samsara, $0.0001 par value, was converted into the right to receive 458.124 shares of the Company’s common stock, such that the shareholders of Samsara Delaware were issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. The exchange rate was determined through arms’-length negotiations between the Company and Samsara Delaware. Immediately after the Merger, assuming the issuance of all of the merger consideration, there were approximately3,236,851,080 shares of Common Stock outstanding, of which (i) the former stockholders of Samsara Delaware owned 2,589,506,080 shares, representing approximately 80% of the outstanding shares of Common Stock; and (ii) the Company’s stockholders immediately prior to the Merger own 647,345,000 shares, representing approximately 20% of the outstanding shares of Common Stock.

On November 12, 2019, the Company issued 229,166,666 shares of its Common Stock in gross consideration of $500,000 pursuant to a serios securities purchase agreements from April 2019.

On December 9, 2019, and pursuant to the YAII Convertible Promissory Note, YAII exercised its option to convert the first Convertible Promissory Note in the amount of $210,000 into 69,917,807 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY (cont.)

Warrants

On July 18, 2019, the Company entered into a License Agreement (“License Agreement”) with the Sterling/Winters Company, a California corporation, doing business as MIVI LLC (“Licensor”). Pursuant to the License Agreement, the Licensor licensed to the Company the name, likeness, and visual representation associated with Tommy Meharey for an initial term of three years with an option to renew the term for an additional five years. The Company is required to pay the Licensor royalties of 10% of the Company’s net sales of licensed products, with annual minimum royalty payments of $25 due upon signing, on August 1, 2020, and on August 1, 2021. The Company is also obligated to pay the Licensor brand participation payments of $25 per year, including an initial payment upon signing and additional payments on the first and second anniversaries of the effective date of the License Agreement.

In addition, the Company agreed to grant the Licensor warrants to purchase five percent (5%) of the issued and outstanding shares of the Company (post Merger). On November 12, 2019 the Company issued warrants to purchase 161,842,544 shares of common stock of the Company. The term of the warrants was three years and exercise price of the warrants is $0.01 per share.

The warrants were estimated using the Black-Scholes option-pricing model . The computed value of the warrants as of the issuance day was $1,940,000. The following are the data and assumptions used as of the balance sheet date:

November 12, 2019
Common stock price	0.021
Expected volatility	34.80%
Expected term	3 years
Risk free rate	1.65%
Forfeiture rate	0%
Expected dividend yield	0%

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31	Year ended December 31
	2019	2018
	(U.S. dollars in thousands)

Professional fees	359	28
Share based compensation	883	1,000
Management fees (See Note 10)	100	100
Other expenses	83	34
	1,425	1,162

NOTE 9 – INCOME TAXES

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2019.

IRC Section 382 potentially limits the utilization of NOLs and tax credits when there is a greater than 50% change of ownership. The Company has not performed an analysis under IRC 382 related to changes in ownership, which could place certain limits on the company’s ability to fully utilize its NOLs and tax credits. The Company’s has added a note to its financial statements to disclose that there may be some limitations and that an analysis has not been performed. In the interim, the Company has placed a full valuation allowance on its NOLs and other deferred tax items.

We recognized income tax benefits of $0 during the years ended December 31, 2019 and 2018. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (cont.)

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2019 or 2018 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2019	2018
	(U.S. dollars in thousands)
Loss before taxes, as reported in the statements of operations	$3,142	$1,604

Federal and State statutory rate	21%	21%

Theoretical tax benefit on the above amount at federal statutory tax rate	660	337

Share-based compensation	(247)	(251)
Losses and other items for which a valuation allowance Was provided or benefit from loss carry forward	(413)	(86)
Actual tax income (expense)	-	-

	2019	2018
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$499	$86
Valuation allowance	(499)	(86)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2018	$86
Increase	413
Valuation allowance, December 31, 2019	$499

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

SAMSARA LUGGAGE, INC.

(FORMERLY DARKSTAR VENTURES, INC.)

NOTES TO FINANCIAL STATEMENTS

NOTE 10 – RELATED PARTY TRANSACTIONS

Related Parties Payable

	December 31, 2019	December 31, 2018
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	105	89

General and Administrative Expenses

	For the Year Ended December 31,
	2019	2018
	(U.S. dollars in thousands)
Management Fee	100	100

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. GAAP.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the design and effectiveness of our internal control over financial reporting as of the fiscal year covered by this Report based on the framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework.

Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. However, internal control systems, no matter how well designed and operated, have inherent limitations. Therefore, even a system which is determined to be effective cannot provide absolute assurance that all control issues have been detected or prevented. Our systems of internal controls are designed to provide reasonable assurance with respect to financial statement preparation and presentation.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of Samsara:

Name	Age	Position(s)
Atara Dzikowski	46	Chief Executive Officer and Director
David Dahan	47	Chief Technical Officer and Director

Atara Dzikowski

Atara Dzikowski served as Director and CEO of the Target from its inception in 2017 until the Merger, and following the Merger has served as Director and CEO of Samsara. She has served as Chairperson and CEO of Design Boxes Ltd. from 2013 to date. From 2009 to 2013, Ms. Dzikowski was Director of Development and Public Affairs of Shenkar College of Engineering, Design and Art. She holds a Master’s in Public Administration from Clark University and a BA degree in Communication and Management from The College of Management in Tel Aviv.  Since the Merger, Atara has been employed full time by Samsara as its Chief Executive Officer.

David Dahan

David Dahan served as Director and CTO of the Target from its inception in 2017 until the Merger, and following the Merger has served as Director and CTO of Samsara.  From 2015 to date, Mr. Dahan is also employed at Nova-Sight Ltd., a medical device company developing products for diagnostics and therapy in the field of ophthalmology, as its Software Department Manager.  In 2009, Mr. Dahan co-founded Serve Africa Ltd., a holding company that provides Satellite IP connectivity communication services throughout the continent of Africa, and from 2013 to 2017 he served as its CEO.   In 2008, Mr. Dahan founded Viramedics Ltd., a Bio-Tech firm dealing with Skin Cancer detection, working with leading medical institutes worldwide towards clinical studies and implementation, and served as its CTO through 2009.  He also serves as a consultant to companies, mainly in the software algorithm field.   Mr. Dahan holds a B.sc degree in Physics and Computer Science from Ben Gurion University.  Since the Merger, David has been employed part-time by Samsara as its Chief Technical Officer.

Committees of the Board of Directors

Samsara does not have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committee of the Board of Directors. As such, the entire Board of Directors acts as Samsara’s audit committee.

Audit Committee Financial Expert

Samsara does not have any member who qualifies as an audit committee financial expert.  Samsara believes that the cost of retaining such a financial expert at this time is prohibitive. Further, because the Company is still in an early development stage, Samsara believes the services of an audit committee financial expert are not necessary at this time.

Term of Office

Each director is elected by the Board and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Family Relationships

There are no family relationships between or among any of our directors, executive officers and incoming directors or executive officers.

Involvement in Legal Proceedings

None of Samsara’s Directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his ability or integrity to serve as a Director or officer of the combined company.

Board Leadership Structure

The Company has chosen to combine the principal executive officer and Board chairman positions.  Samsara believes that this Board leadership structure is the most appropriate for the Company.  The Company is still in an early stage where it would be more efficient to have the leadership of the Board in the same hands as the principal executive officer of the Company.  The challenges faced by the Company at this stage, including obtaining financing and implementing a commercialization plan, are most efficiently dealt with by having one person intimately familiar with both the operational aspects as well as the strategic aspects of the Company’s business.

Code of Ethics

We have adopted a Code of Ethics applicable to the Company’s principal executive, financial and accounting officers. A written copy of the Code is available upon written request to the Company and may be found at the Company’s website at www.samsaraluggage.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that our officers, directors and greater than 10% percent beneficial owners have complied with all applicable filing requirements.

Potential Conflict of Interest

Since Samsara does not have an audit or compensation committee comprised of independent Directors, the functions that would have been performed by such committees are performed by the Board of Directors. Thus, there is a potential conflict of interest in that Samsara’s Directors have the authority to determine issues concerning management compensation, in essence their own, and audit issues that may affect management decisions.

Board’s Role in Risk Oversight

The Board assesses on an ongoing basis the risks faced by the Company.  These risks include financial, technological, competitive, and operational risks.  The Board dedicates time at each of its meetings to review and consider the relevant risks faced by the Company at that time.  In addition, since the Company does not have an Audit Committee, the Board is also responsible for the assessment and oversight of the Company’s financial risk exposures.

Nominations to the Board of Directors

Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the stockholders, diversity, and personal integrity and judgment.

In addition, directors must have time available to devote to Board activities and to enhance their knowledge in the growing business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

As of December 31, 2019, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows, for the twelve months ended December 31, 2019 and December 31, 2018, compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Technical Officer, and our Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Atara Dzikowski(1)	2019	100,000	0	0	0	0	0	0	100,000
(CEO)	2018	100,000	0	0	0	0	0	0	100,000
David Dahan(2)	2019	0	0	0	0	0	0	0	0
(CTO)	2018	0	0	0	0	0	0	0	0

(1)	From January 1, 2018 until the effective date of the Merger, November 12, 2019, Atara Dzikowski served as the CEO of the Delaware company, Samsara Luggage, Inc.

(2)	From January 1, 2018 until the effective date of the Merger, November 12, 2019, David Dahan served as CTO of the Delaware company, Samsara Luggage, Inc.

Employment Contracts

We currently do not have any employment contracts with any of our executive officers.

Option/SAR Grants

Samsara does not currently have a stock option plan.  No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any Director since inception; accordingly, no stock options have been granted or exercised by any of the officers or Directors since Samsara was founded.

Long-Term Incentive Plans and Awards

Samsara does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any Director or any employee or consultant since Samsara’s inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or Directors or employees or consultants since Samsara was founded.

Potential Payments upon Termination or Change-in-Control

We currently have no plans or arrangements in respect of payments to our executive officers in the event of termination of employment (as a result of resignation, retirement, or change of control) or a change of responsibilities following a change of control.

Retirement Benefits

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for our Directors and officers.

Compensation of Directors

We have no arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee

We do not have a separate compensation committee. Instead, our Board reviews and approves executive compensation policies and practices, reviews salaries and bonuses for other officers, administers our stock option plans and other benefit plans, if any, and considers other matters that may be brought forth to it.

Risk Management Considerations

We believe that our compensation policies and practices for our employees, including our executive officers, do not create risks that are reasonably likely to have a material adverse effect on our Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of January 30, 2020, we had 3,535,935,553 shares of common stock outstanding. The following table sets forth, as of January 30, 2020, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers, and by all of the Company’s Directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Number of Shares Owned	Percent
Atara Dzikowski (Director and CEO)	916,362,531	25.92%
David Dahan (Director and CTO)	916,362,531	25.92%
Y.A.R.N. Investments Ltd.	458,124,000	12.96%
Avraham Bengio	444,645,000	12.58%
Directors and officers as a group (2 persons)	1,832,725,062	51.83%

Change in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our Company.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreement s have been granted or entered into or exercised by our officer or director or employees or consultants since we were founded.

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended December 31, 2019. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended December 31, 2019. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2019. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Described below are any transactions occurring during the fiscal year ending December 31, 2019 and any currently proposed transactions to which Samsara was a party and in which a director, executive officer, holder of more than 5% of the outstanding capital stock of Samsara, or any member of such person’s immediate family had or will have a direct or indirect material interest:

Bengio Urban Spin-Off Transaction

In connection with the Merger, the Company and Bengio entered into an Assignment and Assumption Agreement dated November 12, 2019, pursuant to which the Company sold 100% of the issued and outstanding shares of Bengio Urban, and all of the Company’s interest in Bengio Urban (including all debts and liabilities owed by the Company to Bengio Urban and the debts of Bengio Urban to the Company) to Avraham Bengio, our former CEO and sole director.

Review, Approval or Ratification of Transactions with Related Persons

Although we adopted a Code of Ethics, we still rely on our Board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our Board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our Board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our Board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our Board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company.

Director Independence

Samsara is not subject to listing requirements of any national securities exchange or national securities association and, as a result, Samsara is not at this time required to have a board comprised of a majority of “independent Directors.”  Samsara does not believe that any of the directors of the Company meet the definition of “independent” as promulgated by the rules and regulations of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We utilized the services of two independent registered public accounting firms over the last two years. From January 1, 2018 through August 24, 2019, our principal independent accountant was Dov Weinstein & Co., CPA (“Dov Weinstein”). Dov Weinstein audited the Company’s July 31, 2018 financial statements and reviewed the quarters ended October 31, 2018, January 31, 2019, and April 30, 2019.

The Securities and Exchange Commission (the “SEC”) recently determined that Dov Weinstein engaged in improper professional conduct pursuant to Section 4C(a)(2) of the Exchange Act and Rule 102(e)(1)(ii) of the Commission’s Rules of Practice, and denied Dov Weinstein the privilege of appearing or practicing before the SEC as an accountant.

On August 25, 2019, the Board of Directors resolved to replace Dov Weinstein as the Company’s independent registered public accounting firm with the accounting firm of Halperin CPA, Financial Consulting & Management (“Halperin”). Halperin audited the Company’s financial statements for the years ended July 31, 2018, July 31, 2019, and December 31, 2019 (after the change to the fiscal year-end date).

The aggregate fees billed or billable for each of the last two fiscal years for professional services rendered by the principal account for the audit of our financial statements and review of financial statements included in our quarterly Reports on Form 10-Q and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fees(1)	December 31, 2019	December 31, 2018
Audit Fees	$31,250	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)	The fees in this table are the fees paid by the Delaware corporation previously known as “Samsara Luggage, Inc.” from January 1, 2018 until the effective date of the Merger, November 12, 2019, and the fees paid by the Company following the Merger.

In each of the last two fiscal years ended December 31, 2019 and 2018, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

Given the small size of our Board as well as the limited activities of our Company, our Board of Directors acts as our Audit Committee. Our Board pre-approves all audit and permissible non-audit services. These services may include audit services, audit-related services, tax services, and other services. Our Board approves these services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(1) and (2) The financial statements and financial statement schedules required to be filed as part of this report are set forth in Item 8 of Part II of this report.

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated June 5, 2019, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2019 and incorporated herein by reference).
10.2	Form of Share Purchase Agreement, signed on September 26, 2019, between the Company and investors who invested $500,000 in the Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019 and incorporated herein by reference).
10.3	Assignment and Assumption Agreement, dated as of November 12, 2019, between the Company and Avraham Bengio (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
10.4*	License Agreement dated as of July 18, 2019, between the Company and Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC.
14.1*	Code of Ethics
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: February 3, 2020	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)