Form 10-Q
period 2020-03-31
Samsara Luggage, Inc.
filed 2020-06-29
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to__________

Commission file number 000-54649

SAMSARA LUGGAGE, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One University Plaza, Suite 505 Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

(855)-256-7477
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock outstanding as of June 30, 2020 was 3,535,935,553 shares.

SAMSARA LUGGAGE, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	252	477
Inventory	147	125
Other current assets	7	14
Total current assets	406	616

Property and Equipment, net	4	5
Total assets	410	621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade payable	26	26
Accrued Expense	75	57
Related party payables	105	105
Convertible note and short-term loan	250	250
Convertible Note (Note 3)	397	-
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	367	1,053
Fair value of warrants issued in convertible loan (Note 3)	56	319
Total current liabilities	1,276	1,810

TOTAL LIABILITIES	1,276	1,810

STOCKHOLDERS’ DEFICIT
Common stock subscribed
Common stock, authorized 5,000,000,000 shares, $0.0001 par value; 3,535,935,553 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	354	354
Additional paid in capital	5,366	5,366
Services receivable	(1,512)	(1,673)
Accumulated deficit	(5,074)	(5,236)
Total stockholders’ deficit	(866)	(1,189)

Total liabilities and stockholders’ deficit	410	621

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019

Revenues from sales of products	21	574

Cost of sales of products	(14)	(292)

GROSS PROFIT	7	282

OPERATING EXPENSES

Research and development expenses	35	23
Selling and marketing expenses	82	2
General and administrative	247	381
TOTAL OPERATING EXPENSES	364	406

OPERATING LOSS	(357)	(124)

FINANCING INCOME (EXPENSES)
Interest and amortization of issuance cost on note and short-term loan	(33)	(116)
Income in respect of warrants issued and convertible component in convertible loan, net interest expenses	552	-
TOTAL FINANCING INCOME (EXPENSES)	519	(116)

NET INCOME (LOSS)	162	(240)

Net loss per basic and diluted share	0.00	(0.00)
Weighted average number of basic and diluted common shares outstanding	3,535,935,553	2,589,506,080

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net Income (loss)	162	(240)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	161	273
Interest on convertible note and short-term loan and amortization of issuance cost	33	94
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(552)	-
Depreciation and amortization expense	1	-
Changes in Operating Assets and Liabilities:
Inventory	(22)	105
Other current assets	7	50
Related parties, net	-	20
Deferred revenue	-	(432)
Other Accounts payable	(15)	10
Net Cash Used by Operating Activities	(225)	(120)

Cash Flows from Financing Activities:
Proceeds from loans payable	-	50
Net Cash Provided by Financing Activities	-	50

Net Decrease in Cash	(225)	(70)
Cash at Beginning of Period	477	129
Cash at End of Period	252	59

Supplemental disclosure of non-cash financing activities
Cash paid for interest	-	-

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – GENERAL

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

The transaction was accounted for as a reverse asset acquisition in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Under this method of accounting, Samsara Delaware was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the facts that, immediately following the Merger: (i) Samsara Delaware’s stockholders owned a substantial majority of the voting rights in the combined company, (ii) Samsara Delaware designated a majority of the members of the initial board of directors of the combined company, and (iii) Samsara Delaware’s senior management holds all key positions in the senior management of the combined company. As a result of the Merger, the shareholders of Samsara Delaware received the largest ownership interest in the Company, and Samsara Delaware was determined to be the “accounting acquirer” in the Merger. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Samsara Delaware. The number of shares prior to the reverse capitalization have been retroactively adjusted based on the equivalent number of shares received by the accounting acquirer in the Merger.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

C.	In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as the Company’s business and operations. The extent to which COVID-19 impacts our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s business and results of operations may be materially adversely affected.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company had approximately $252 in cash and cash equivalents, approximately $870 in deficit of working capital, a stockholders’ deficiency of approximately $866 and an accumulated deficit of approximately $5,074. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 3, 2020 (the “Annual Report”). For further information, reference is made to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for Warrants and Convertible Note and Going Concern.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Derivative and Fair Value of Financial Instruments

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

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	367	367
Fair value of warrants issued in convertible loan	-	-	56	56
Total liabilities	-	-	423	423

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,053	1,053
Fair value of warrants issued in convertible loan	-	-	319	319
Total liabilities	-	-	1,372	1,372

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recent Accounting Standards announced

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 2018-19 clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments.

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there is no material impact to its consolidated financial statements.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 3 – CONVERTIBLE NOTES

On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor.

The first tranche of the convertible debentures in the amount of $210,000 was provided upon execution of the SPA. The second tranche in the amount of $300,000 was provided on October 23, 2019 upon the Company filing of a Registration Statement on Form S-4 in connection with the Merger with Samsara Delaware. The third tranche in the amount of $600,000 was provided on November 18, 2019 upon consummation of the Merger with Samsara Delaware and the fulfillment of all conditions required for the Merger. The Company incurred issuance cost of $100,000 with connection to those convertible debentures.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

March 31, 2020
Common stock price	0.0026
Expected volatility	42.4%
Expected term	1.18 years
Risk free rate	0.18%
Forfeiture rate	0%
Expected dividend yield	0%

In addition, the Company issued to the Investor a warrant to purchase 91,666,666 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

The Company considered the provisions of ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”, with respect to the detachable Warrants that were issued to the Convertible loan, and determined that as a result of the “cashless exercise” and variable exercise price that would adjust the number of Warrants and the exercise price of the Warrants based on the price at which the Company subsequently issues shares or other equity-linked financial instruments, such Warrants cannot be considered as indexed to the Company’s own stock. Accordingly, the Warrants were recognized as derivative liability at their fair value on initial recognition. In subsequent periods, the Warrants were marked to market with the changes in fair value recognized as financing expense or income in the consolidated statement of operations.

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

March 31, 2020
Common stock price	0.0026
Expected volatility	34.97%
Expected term	4.18 years
Risk free rate	0.34%
Forfeiture rate	0%
Expected dividend yield	0%

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of March 31, 2020:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2019	319	1,053
Changes in fair value	(263)	(686)
Outstanding at March 31, 2020	56	367

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances at March 31, 2020 and December 31, 2019 consisted of the following:

Related Parties Payable

	March 31, 2020	December 31, 2019
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	105	105

General and Administrative Expenses

	For the Period Ended March 31,
	2020	2019
	(U.S. dollars in thousands)
Management Fee	25	25

NOTE 5 – SUBSEQUENT EVENTS

On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $66,700 (the "Initial Investment"). The SPA contemplates additional financing of up to $925,000 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

The convertible loan will bear interest at an annual rate of eight percent (8%) with a maturity date of June 25, 2021 (the "Maturity Date"). The loan will be convertible after six months into shares of the Company’s common stock at a conversion price equal to seventy-five percent (75%) of the average of the lowest trading price for the Company’s common stock during the twenty (20) trading day period prior to the conversion date. The Company agreed to an original issue discount of $8,700 and to reimburse the Investor for its costs in the amount of $3,000. Accordingly, the net proceeds to the Company from the Initial Investment amounted to $55,000.

The SPA and the convertible note contain events of default, including, among other things, failure to repay the loan amount by the Maturity Date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the loan amount into shares of common stock.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

The Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

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

Recent Developments

On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $66,700 (the "Initial Investment"). The SPA contemplates additional financing of up to $925,000 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

The convertible loan will bear interest at an annual rate of eight percent (8%) with a maturity date of June 25, 2021 (the "Maturity Date"). The loan will be convertible after six months into shares of the Company’s common stock at a conversion price equal to seventy-five percent (75%) of the average of the lowest trading price for the Company’s common stock during the twenty (20) trading day period prior to the conversion date. The Company agreed to an original issue discount of $8,700 and to reimburse the Investor for its costs in the amount of $3,000. Accordingly, the net proceeds to the Company from the Initial Investment amounted to $55,000.

The SPA and the convertible note contain events of default, including, among other things, failure to repay the loan amount by the Maturity Date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the loan amount into shares of common stock.

A copy of the SPA and the form of the convertible note are attached hereto as Exhibit 10.1 and Exhibit 10.2 and are incorporated herein by reference. The foregoing descriptions of the terms and conditions of the SPA and the convertible note are qualified in their entirety by reference to the full text of the SPA and the convertible note.

The Company issued the convertible note under the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. The Company expect that any issuance of shares of common stock pursuant to the terms of the convertible note will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and regulations promulgated thereunder. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Investor had adequate access, through their relationships with us, to information about us.

The shares of common stock to be issued in the event of conversion of the loan will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended March 31, 2020 totaled $21,000 compared to $574,000 for the three months ended March 31, 2019. The decrease in the total revenue is mainly due to the fact that 2019 revenues include proceeds from the Company’s crowdfunding campaign.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended March 31, 2020 totaled $14,000 compared to $292,000for the three months ended March 31, 2019. The decrease in the costs of revenue is mainly due to decrease in sales.

Gross Profit

During the three months ended March 31, 2020, Gross Profit totaled $7,000, representing a Gross Profit margin of 33%. During the three months ended March 31, 2019, Gross Profit totaled $282,000, representing a Gross Profit margin of 49%.

Operating Expenses

Operating expenses totalled $364,000 during the three months ended March 31, 2020, compared to $406,000 during the three months ended March 31, 2019, representing a net decrease of $42,000. The decrease in the operating expenses is mainly due to decrease in the shares-based compensation.

Net Profit/Loss

We realized a net profit of $162,000 for the three months ended March 31, 2020, as compared to a net loss of $240,000 for the three months ended March 31, 2019, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2020, the Company had $252,000 of cash, total current assets of $406,000, and total current liabilities of $1,276,000, creating a working capital deficit of $870,000. As of December 31, 2019, the Company had $477,000 of cash, total current assets of $616,000 and total current liabilities of $1,810,000 creating a working capital deficit of $1,194,000.

The decrease in our working capital deficit was mainly attributable to the decrease of $289,000 in Fair Value of the convertible component in a convertible loan and a decrease of $263,000 in Fair Value of the Warrants issued in convertible loan, which was mitigated by a decrease of $225,000 in cash and cash equivalents.

Net cash used in operating activities was $225,000 for the three months ended March 31, 2020, as compared to cash used in operating activities of $120,000 for the three months ended March 31, 2019. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash provided by financing activities was approximately $0 for the three months ended March 31, 2020, as compared to approximately $50,000 for the three months ended March 31, 2019. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding our products, continually develop and upgrade our website, respond to competitive developments, lower our financing costs, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Seasonality

We do not expect our sales to be impacted by seasonal demands for our products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information necessary under this item.

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Commission, and that material information relating to our company and our consolidated subsidiary is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our financial performance and operating results may be materially and adversely affected by the outbreak of the novel coronavirus (“COVID-19”).

The recent global outbreak of COVID-19 has had an unfavorable impact on our business operations. The COVID-19 pandemic has caused disruptions in the manufacture and supply of our products and materials, many of which are sourced in China. In addition, the COVID-19 pandemic has resulted in many states imposing orders resulting in the closure of non-essential businesses – including retailers which may sell our products – and restrictions on movement that prevent our personnel and third party service providers from performing their tasks and consumers from accessing points of sale for our products. In addition, increased pressure on online retail channels may delay the delivery of online purchases of our products. Furthermore, the COVID-19 pandemic has severely disrupted the travel industry, which is likely to reduce demand for smart-luggage products. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected as a result of prolonged disruptions in our supply chain and distribution facilities, a slowdown in consumer spending, a lack of demand for our products, and other factors that we cannot foresee. The extent to which COVID-19 will impact our business and our financial results will depend on future developments which are highly uncertain and cannot be predicted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the three months ended March 31, 2020.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)

3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).

10.1*	Securities Purchase Agreement, dated June 25, 2020, between the Company and Power Up Lending Group, Ltd.

10.2*	Convertible Promissory Note, dated June 25, 2020, between the Company and Power Up Lending Group, Ltd.

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase#

101.DEF	XBRL Taxonomy Extension Definition Linkbase#

101.LAB	XBRL Taxonomy Extension Labels Linkbase#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: June 29, 2020	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)