Form 10-Q/A
period 2020-03-31
Samsara Luggage, Inc.
filed 2020-07-07
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Samsara Luggage, Inc. (the “Company”) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Quarterly Report”) is to add this Explanatory Note regarding our reliance on SEC Release No. 34-88465 (the “SEC Order”) issued by the SEC on March 25, 2020, under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the filing of the Quarterly Report. The SEC Order provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak by extending, subject to the conditions of the SEC Order, the filing deadline by up to 45 days for certain Exchange Act reports due on or before July 1, 2020.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 11, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic.

The unprecedented outbreak of COVID-19 in the United States caused the closing of the Company’s offices, interrupted manufacturing and sales, and required the Company’s internal staff, outside accountants, and independent registered public accounting firm to work remotely, resulting in the disruption of the Company’s operations and business. Thus, the Company was unable to timely prepare and file the Quarterly Report that was due May 15, 2020 (the “Original Due Date”), and therefore the Company elected to rely on the conditional filing relief provided under the SEC Order.

No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the updated Exhibit Index that is included herein for the purpose of including an abbreviated Section 302 Certification that is being filed herewith. This Form 10-Q/A speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date.

 Item 6. Exhibits

Exhibit No.	Description
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: July 7, 2020	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)