Form 10-Q
period 2020-06-30
Samsara Luggage, Inc.
filed 2020-08-12
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the registrant’s common stock outstanding as of August 11, 2020 was 3,778,298,556 shares.

SAMSARA LUGGAGE, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	156	477
Inventory	173	125
Other current assets	1	14
Total current assets	330	616

Property and Equipment, net	4	5
Total assets	334	621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Account payable	24	26
Accrued Expense and other liabilities	95	57
Related party payables	112	105
Short-term loans	250	250
Convertible Notes (Note3)	38	-
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	789	1,053
Fair value of warrants issued in convertible loan (Note 3)	92	319
Total current liabilities	1,400	1,810

TOTAL LIABILITIES	1,400	1,810

STOCKHOLDERS’ DEFICIT
Common stock subscribed
Common stock, authorized 5,000,000,000 shares, $0.0001 par value; 3,535,935,553 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	354	354
Additional paid in capital	5,366	5,366
Services receivable	(1,325)	(1,673)
Accumulated deficit	(5,461)	(5,236)
Total stockholders’ deficit	(1,066)	(1,189)

Total liabilities and stockholders’ deficit	334	621

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

Revenues from sales of products	351	605	330	31

Cost of sales of products	186	314	(172)	(22)

GROSS PROFIT	165	291	158	9

OPERATING EXPENSES

Research and development expenses	140	32	105	9
Selling and marketing expenses	187	32	105	30
General and administrative	524	606	277	225
TOTAL OPERATING EXPENSES	851	670	487	264

OPERATING LOSS	(686)	(379)	(329)	(255)

FINANCING INCOME (EXPENSES)
Interest and amortization of issuance cost on note and short-term loan	(84)	(257)	(51)	(141
Income in respect of warrants issued and convertible component in convertible loan, net interest expenses	545	(520)	(7)	(520)
TOTAL FINANCING INCOME (EXPENSES)	461	(777)	(58)	(661)

NET LOSS	(225)	(1,156)	(387)	(916)

Net loss per basic and diluted share	(0.00)	(0.00)	0.00	(0.00
Weighted average number of basic and diluted common shares outstanding	3,535,935,553	2,589,506,080	3,535,935,553	2,589,506,080

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	(225)	(1,156)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	360	300
Interest on convertible note and short-term loan and amortization of issuance cost	75	219
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(545)	520
Depreciation	1
Changes in Operating Assets and Liabilities:
Inventory	(48)	57
Other current assets	1	50
Related parties, net	7	29
Accounts payable	(2)	22
Deferred revenue	-	(460)
Other Accounts payable	-	-
Net Cash Used by Operating Activities	(376)	(419)

Cash Flows from Investing Activities
Purchase of Property and Equipment	-	(4)
Net Cash Used by Investing Activities	-	(4)

Cash Flows from Financing Activities:
Proceeds from Convertible loans, net of issuance cost	55	250
Proceeds from common stock subscriptions	-	500
Net Cash Provided by Financing Activities	55	750

Net Decrease in Cash	(321)	327
Cash at Beginning of Period	477	129
Cash at End of Period	156	456

Supplemental disclosure of non-cash financing activities
Cash paid for interest	-	-

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – GENERAL (cont.)

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

D. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As of June 30, 2020, the Company had approximately $156,000 in cash and cash equivalents, approximately $1,070,000 in deficit of working capital, a stockholders’ deficiency of approximately $1,066,000 and an accumulated deficit of approximately $5,461,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	789	789
Fair value of warrants issued in convertible loan	-	-	92	92
Total liabilities	-	-	881	881

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,053	1,053
Fair value of warrants issued in convertible loan	-	-	319	319
Total liabilities	-	-	1,372	1,372

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES

A.	On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

June 30, 2020
Common stock price	0.0016
Expected volatility	180.97%
Expected term	0.93 years
Risk free rate	0.16%
Forfeiture rate	0%
Expected dividend yield	0%

In addition, the Company issued to the Investor a warrant to purchase 91,666,666 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

June 30, 2020
Common stock price	0.0016
Expected volatility	108.99%
Expected term	3.93 years
Risk free rate	0.23%
Forfeiture rate	0%
Expected dividend yield	0%

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of June 30, 2020:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2019	319	1,053
Changes in fair value	(227)	(318)
Outstanding at June 30, 2020	92	735

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

B.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67,000 (the “Initial Investment”). The SPA contemplates additional financing of up to $925,000 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

The convertible loan will bear interest at an annual rate of eight percent (8%) with a maturity date of June 25, 2021 (the “Maturity Date”). The loan will be convertible after six months into shares of the Company’s common stock at a conversion price equal to seventy-five percent (75%) of the average of the lowest trading price for the Company’s common stock during the twenty (20) trading day period prior to the conversion date. The Company agreed to an original issue discount of $8,700 and to reimburse the Investor for its costs in the amount of $3,000. Accordingly, the net proceeds to the Company from the Initial Investment amounted to $55,000.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet date:

June 30, 2020
Common stock price	0.0016
Expected volatility	180.97%
Expected term	0.99 years
Risk free rate	0.17%
Forfeiture rate	0%
Expected dividend yield	0%

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of June 30, 2020:

Convertible component
(U.S. dollars in thousands)
Outstanding at December 31, 2019	-
Fair value of issued level 3 liability	54
Outstanding at June 30, 2020	54

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances at June 30, 2020 and December 31, 2019 consisted of the following:

Related Parties Payable

	June 30, 2020	December 31, 2019
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	112	105

General and Administrative Expenses

	For the six months Period Ended June 30,
	2020	2019
	(U.S. dollars in thousands)
Management Fee	50	50

	For the three months Period Ended June 30,
	2020	2019
	(U.S. dollars in thousands)
Management Fee	25	25

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

Recent Developments

Power Up Convertible Loan

On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $66,700 (the “Initial Investment”). The SPA contemplates additional financing of up to $925,000 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

The convertible loan will bear interest at an annual rate of eight percent (8%) with a maturity date of June 25, 2021 (the “Maturity Date”). The loan will be convertible after six months into shares of the Company’s common stock at a conversion price equal to seventy-five percent (75%) of the average of the lowest trading price for the Company’s common stock during the twenty (20) trading day period prior to the conversion date. The Company agreed to an original issue discount of $8,700 and to reimburse the Investor for its costs in the amount of $3,000. Accordingly, the net proceeds to the Company from the Initial Investment amounted to $55,000.

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

Samsara Direct

The Company recently launched its Samsara Direct initiative which is intended to expand the Company’s direct-to-consumer (D2C) activities by utilizing the Company’s digital assets and manufacturing and fulfillment supply chain capabilities, to offer additional consumer products that are responsive to the changing needs of the market. In this regard, the Company commenced the marketing and sale of its “essentials kit” in March 2020, offering consumers protective essentials.

Results of Operations

Six months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the six months ended June 30, 2020 totaled $351,000 compared to $ 605,000 for the six months ended June 30, 2019. The decrease in the total revenue is mainly due to the fact that 2019 revenues included proceeds from the Company’s crowdfunding campaign.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the six months ended June 30, 2020 totaled $186,000, compared to $314,000 for the six months ended June 30, 2019. The decrease in the costs of revenue is mainly due to a decrease in sales.

Gross Profit

During the six months ended June 30, 2020, Gross Profit totaled $165,000, representing a Gross Profit margin of 47%. During the six months ended June 30, 2019, Gross Profit totaled $291,000, representing a Gross Profit margin of 48%.

Operating Expenses

Operating expenses totaled $851,000 during the six months ended June 30, 2020, compared to $670,000 during the six months ended June 30, 2019, representing a net increase of $181,000. The increase in the operating expenses is mainly due to increase in our marketing and sales expenses due to the increase in our sales as well as increase in the shares-based compensation.

Net Loss

We realized a net loss of $225,000 for the six months ended June 30, 2020, as compared to a net loss of $1,156,000 for the six months ended June 30, 2019, for the reasons described above.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended June 30, 2020 totaled $330,000, compared to $31,000 for the three months ended June 30, 2019.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended June 30, 2020 totaled $172,000, compared to $22,000 for the three months ended June 30, 2019.

Gross Profit

During the three months ended June 30, 2020, Gross Profit totaled $158,000, representing a Gross Profit margin of 48%. During the three months ended June 30, 2019, Gross Profit totaled $9,000, representing a Gross Profit margin of 29%.

Operating Expenses

Operating expenses totaled $487,000 during the three months ended June 30, 2020, compared to $264,000 during the three months ended June 30, 2019, representing a net increase of $223,000. The increase in the operating expenses is mainly due to decrease in the shares-based compensation. The increase in the operating expenses is mainly due to increase in our marketing and sales expenses due to the increase in our sales as well as increase in the shares-based compensation.

Net Loss

We realized a net loss of $387,000 for the three months ended June 30, 2020, as compared to a net loss of $916,000 for the three months ended June 30, 2019, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2020, the Company had $156,000 of cash, total current assets of $330,000, and total current liabilities of $1,400,000, creating a working capital deficit of $1,070,000. As of December 31, 2019, the Company had $477,000 of cash, total current assets of $616,000 and total current liabilities of $1,810,000 creating a working capital deficit of $1,194,000.

The decrease in our working capital deficit was mainly attributable to the decrease of $264,000 in Fair Value of the convertible component in a convertible loan and a decrease of $227,000 in Fair Value of the Warrants issued in convertible loan, which was mitigated by a decrease of $321,000 in cash and cash equivalents.

Net cash used in operating activities was $376,000 for the six months ended June 30, 2020, as compared to cash used in operating activities of $419,000 for the six months ended June 30, 2019. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash used in investing activities was $0 for the six months ended June 30, 2020, as compared to cash used in operating activities of $4,000 for the six months ended June 30, 2019.

Net cash provided by financing activities was approximately $55,000 for the six months ended June 30, 2020, as compared to approximately $750,000 for the six months ended June 30, 2020. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $66,700 (the “Initial Investment”). The SPA contemplates additional financing of up to $925,000 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

The convertible loan will bear interest at an annual rate of eight percent (8%) with a maturity date of June 25, 2021 (the “Maturity Date”). The loan will be convertible after six months into shares of the Company’s common stock at a conversion price equal to seventy-five percent (75%) of the average of the lowest trading price for the Company’s common stock during the twenty (20) trading day period prior to the conversion date. The Company agreed to an original issue discount of $8,700 and to reimburse the Investor for its costs in the amount of $3,000. Accordingly, the net proceeds to the Company from the Initial Investment amounted to $55,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)

3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated June 25, 2020, between the Company and Power Up Lending Group, Ltd. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2020 and incorporated herein by reference).

10.2	Convertible Promissory Note, dated June 25, 2020, between the Company and Power Up Lending Group, Ltd. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on June 29, 2020 and incorporated herein by reference).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase#

101.DEF	XBRL Taxonomy Extension Definition Linkbase#

101.LAB	XBRL Taxonomy Extension Labels Linkbase#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: August 12, 2020	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)