Form 10-Q
period 2020-09-30
Samsara Luggage, Inc.
filed 2020-11-13
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares of the registrant’s common stock outstanding as of November 11, 2020 was 4,225,965,218 shares.

SAMSARA LUGGAGE, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	135	477
Accounts Receivable	4	-
Inventory	161	125
Other current assets	-	14
Total current assets	300	616

Property and Equipment, net	4	5
Total assets	304	621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade payable	92	26
Accrued Expense	108	57
Related party payables	117	105
Convertible note and short-term loan	250	250
Convertible Note (Note 3)	243	-
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	611	1,053
Fair value of warrants issued in convertible loan (Note 3)	36	319
Total current liabilities	1,457	1,810

TOTAL LIABILITIES	1,457	1,810

STOCKHOLDERS’ DEFICIT
Common stock subscribed
Common stock, authorized 5,000,000,000 shares, $0.0001 par value as of September 30, 2020 and December 31, 2019, respectively; 3,929,161,576 issued and outstanding as of September 30, 2020 and 3,535,935,553 issued and outstanding as of December 31, 2019.	393	354
Additional paid in capital	5,732	5,366
Services receivable	(1,162)	(1,673)
Accumulated deficit	(6,116)	(5,236)
Total stockholders’ deficit	(1,153)	(1,189)

Total liabilities and stockholders’ deficit	304	621

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Revenues from sales of products	402	617	51	12
Cost of sales of products	234	322	48	8
GROSS PROFIT	168	295	3	4

OPERATING EXPENSES
Research and development expenses	170	70	30	38
Selling and marketing expenses	249	99	62	67
General and administrative	821	1,010	297	404
TOTAL OPERATING EXPENSES	1,240	1,179	389	509

OPERATING LOSS	(1,072)	(884)	(386)	(505)

FINANCING INCOME (EXPENSES)
Interest and amortization of issuance cost on note and short-term loan	(540)	(99)	(456)	158
Income in respect of warrants issued and convertible component in convertible loan, net interest expenses	732	(175)	187	345
TOTAL FINANCING INCOME (EXPENSES)	192	(274)	(269)	503

NET LOSS	(880)	(1,158)	(655)	(2)

Net loss per basic and diluted share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of basic and diluted common shares outstanding	3,617,312,389	2,589,506,080	3,778,297,000	2,589,506,080

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	(880)	(1,158)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	524	575
Interest on convertible note and amortization of loans issuance cost	527	61
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(732)	175
Depreciation and amortization expense	1	-
Changes in Operating Assets and Liabilities:
Accounts Receivables	(4)	-
Inventory	(46)	11
Other current assets	1	-
Trade payable	66
Related parties, net	12	29
Deferred revenue	-	(460)
Other Accounts payable	(2)	-
Net Cash Used by Operating Activities	(533)	(767)

Cash Flows used by Investment Activities:
Purchase of Property and Equipment	-	(5)

Net Cash Used by Investment Activities	-	(5)

Cash Flows from Financing Activities:
Proceeds from Convertible loans, net of issuance cost	191	250
Proceeds from common stock subscriptions	-	500
Net Cash Provided by Financing Activities	191	750

Net Increase Decrease in Cash	(342)	(22)
Cash at Beginning of Period	477	129
Cash at End of Period	135	107

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note and accrued interest	$223	$-
Cash paid for interest	-	25

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

C.	In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as the Company’s business and operations. The curtailment of travel that resulted from the outbreak of COVID-19 reduced the demand for the Company’s luggage products, which impacted the Company’s business and resulted in reduced sales. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, the Company’s business and results of operations may be materially adversely affected.

D.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company had approximately $135,000 in cash and cash equivalents, approximately $1,157,000 in deficit of working capital, a stockholders’ deficiency of approximately $1,153,000 and an accumulated deficit of approximately $6,116,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	611	611
Fair value of warrants issued in convertible loan	-	-	36	36
Total liabilities	-	-	647	647

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,053	1,053
Fair value of warrants issued in convertible loan	-	-	319	319
Total liabilities	-	-	1,372	1,372

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On December 9, 2019 and pursuant to the SPA, YAII exercised its option to convert the first Convertible Promissory Note principal amount of $200,000 and the accrued interest into 69,917,807 shares of Common Stock of the Company.

On July 23, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount and unpaid interest of $72,000 and the accrued interest into 90,856,163 shares of Common Stock of the Company.

On August 5, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $75,000 into 1,515,06,840 shares of Common Stock of the Company.

On August 13, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $75,000 into 150,863,020 shares of Common Stock of the Company.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

September 30, 2020
Common stock price	0.0008
Expected volatility	188.21%
Expected term	0.68 years
Risk free rate	0.11%
Forfeiture rate	0%
Expected dividend yield	0%

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

September 30, 2020
Common stock price	0.0008
Expected volatility	104.81%
Expected term	3.68 years
Risk free rate	0.2%
Forfeiture rate	0%
Expected dividend yield	0%

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of September 30, 2020:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2019	319	1,053
Fair value converted	(20)	(163)
Changes in fair value	(268)	(444)
Outstanding at September 30, 2020	31	446

B.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67,000 (the “Initial Investment”). The SPA contemplates additional financing of up to $925,000 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

September 30, 2020
Common stock price	0.0008
Expected volatility	%
Expected term	0.74 years
Risk free rate	0.11%
Forfeiture rate	0%
Expected dividend yield	0%

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of September 30, 2020:

Convertible component
(U.S. dollars in thousands)
Outstanding at December 31, 2019	-
Fair value of issued level 3 liability	54
Changes in fair value	-
Outstanding at September 30, 2020	54

C.	On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor will invest an aggregate amount of $220,000 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150,000 was provided upon execution of the SPA. The second tranche in the amount of $70,000 will be provided on October 3. Each tranche of the loan will bear interest at an annual rate of ten percent (10%). Each tranche of the investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company will issue to the Investor warrants to purchase an aggregate of 18,333,333 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. The Company has undertaken to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing. The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

September 30, 2020
Common stock price	0.0008
Expected volatility	171.58%
Expected term	1.93 years
Risk free rate	0.13%
Forfeiture rate	0%
Expected dividend yield	0%

In addition, the Company issued to the Investor a warrant to purchase 18,333,333 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

September 30, 2020
Common stock price	0.0008
Expected volatility	103.85%
Expected term	4.93 years
Risk free rate	0.28%
Forfeiture rate	0%
Expected dividend yield	0%

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of September 30, 2020:

Convertible component
(U.S. dollars in thousands)
Outstanding at December 31, 2019	-
Fair value of issued level 3 liability	127
Changes in fair value	(17)
Outstanding at September 30, 2020	110

Warrants
(U.S. dollars in thousands)
Outstanding at December 31, 2019	-
Fair value of issued level 3 liability	8
Changes in fair value	(3)
Outstanding at September 30, 2020	5

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at September 30, 2020 and December 31, 2019 consisted of the following:

Related Parties Payable

	September 30, 2020	December 31, 2019
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	117	105

General and Administrative Expenses

	For the nine months Period Ended September 30,
	2020	2019
	(U.S. dollars in thousands)
Management Fee	75	75

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the three months Period Ended September 30,
	2020	2019
	(U.S. dollars in thousands)
Management Fee	25	25

NOTE 6 – SUBSEQUENT EVENTS

On October 5, 2020, the Board of Directors of the Company approved, and the holders of a majority of the outstanding shares of our common stock, par value $0.0001 per share, (the “Common Stock”), executed a written consent in lieu of a meeting that approved, amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000 (the “Authorized Capital Increase”).

On November 3, 2020, the Company effected the Authorized Capital Increase by filing with the Secretary of State of the State of Nevada a Certificate of Amendment amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

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

Recent Developments

Increase in Authorized Share Capital

On October 5, 2020, the Board of Directors of the Company approved, and the holders of a majority of the outstanding shares of our common stock, par value $0.0001 per share, (the “Common Stock”), executed a written consent in lieu of a meeting that approved, amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000 (the “Authorized Capital Increase”).

On November 3, 2020, the Company effected the Authorized Capital Increase by filing with the Secretary of State of the State of Nevada a Certificate of Amendment amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000.

YAII PN Ltd. Convertible Debentures

On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor invested an aggregate amount of $220,000 in two tranches, and the Company issued convertible debentures and warrants to the Investor. The first tranche of the investment in the amount of $150,000 was provided upon signature of the SPA. The second tranche in the amount of $70,000 was provided on October 7, 2020. The funds are expected to be used to finance the Company’s working capital and other general corporate needs.

Each tranche of the investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 18,333,333 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

The Company undertook to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing.

The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

The foregoing descriptions of the terms and conditions of the SPA and the convertible debentures are qualified in their entirety by reference to the full text of the SPA and the convertible debentures.

The Company issued the convertible debentures and the warrants under the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. The Company expect that any issuance of shares of common stock pursuant to the terms of the convertible debentures and the warrants will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and regulations promulgated thereunder. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Investor had adequate access, through their relationships with the Company, to information about the Company.

The shares of common stock to be issued in the event of conversion of the convertible debentures and upon exercise of the warrants will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Results of Operations

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the nine months ended September 30, 2020 totaled $402,000 compared to $617,000 for the nine months ended September 30, 2019. The decrease in the total revenue is mainly due to the fact that 2019 revenues included proceeds from the Company’s crowdfunding campaign.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the nine months ended September 30, 2020 totaled $234,000 compared to $322,000 for the nine months ended September 30, 2020. The decrease in the costs of revenue is mainly due to a decrease in sales.

Gross Profit

During the nine months ended September 30, 2020, Gross Profit totaled $168,000, representing a Gross Profit margin of 42%. During the nine months ended September 30, 2019, Gross Profit totaled $295,000, representing a Gross Profit margin of 48%.

Operating Expenses

Operating expenses totaled $1,240,000 during the nine months ended September 30, compared to $1,179,000 during the nine months ended September 30, 2019, representing a net increase of $61,000.

Financing Income (Expense)

Financing income totaled $192,000 during the nine months ended September 30, 2020, compared to financing expense of $274,000 during the three months ended September 30, 2019, representing a net increase of $466,000. The increase in the financing income is mainly due to a net income in respect of warrants issued and the convertible component in a convertible loan of $732,000 during the nine months ended September 30, 2020, as opposed to a net expense in respect of warrants issued and the convertible component in a convertible loan of $175,000 during the nine months ended September 30, 2019, the difference being mainly due to a decrease in the Company’s share price.

Net Loss

We realized a net loss of $880,000 for the nine months ended September 30, 2020, as compared to a net loss of $1,158,000 for the nine months ended September 30, 2019, for the reasons described above.

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended September 30, 2020 totaled $51,000 compared to $12,000 for the three months ended September 30, 2019. The increase in the total revenue is mainly due to the Company having developed inhouse online marketing capabilities in 2020 which resulted in an increase in sales.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended September 30, 2020 totaled $48,000 compared to $8,000 for the three months ended September 30, 2019.

Gross Profit

During the three months ended September 30, 2020, Gross Profit totaled $3,000, representing a Gross Profit margin of 6%. During the three months ended September 30, 2019, Gross Profit totaled $4,000, representing a Gross Profit margin of 33%.

Operating Expenses

Operating expenses totaled $389,000 during the three months ended September 30, 2020, compared to $509,000 during the three months ended September 30, 2019, representing a net decrease of $120,000. The decrease in the operating expenses is mainly due to decrease in the shares-based compensation, research and development, and marketing and sales expenses.

Financing Income (Expense)

Financing expense totaled $269,000 during the three months ended September 30, 2020, compared to financing income of $503,000 during the three months ended September 30, 2019, representing a net increase in financing expense of $772,000. The increase in the financing expense is mainly due to an increase in the interest and amortization of issuance cost on a note and a short-term loan during the three months ended September 30, 2019.

Net Loss

We realized a net loss of $655,000 for the three months ended September 30, 2020, as compared to a net loss of $2,000 for the three months ended September 30, 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2020, the Company had $135,000 of cash, total current assets of $300,000, and total current liabilities of $1,457,000, creating a working capital deficit of $1,157,000. As of December 31, 2019, the Company had $477,000 of cash, total current assets of $616,000 and total current liabilities of $1,810,000 creating a working capital deficit of $1,194,000.

The decrease in our working capital deficit was mainly attributable to the decrease of $442,000 in Fair Value of the convertible component in a convertible loan and a decrease of $283,000 in Fair Value of the Warrants issued in convertible loan, which was mitigated by a decrease of $342,000 in cash and cash equivalents.

Net cash used in operating activities was $533,000 for the nine months ended September, 2020, as compared to cash used in operating activities of $767,000 for the nine months ended September 30, 2019. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash used in investing activities was $0 for the nine months ended September 30, 2020, as compared to cash used in operating activities of $5,000 for the nine months ended September 30, 2019.

Net cash provided by financing activities was approximately $191,000 for the nine months ended September 30, 2020, as compared to approximately $750,000 for the nine months ended September 30, 2019. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The recent global outbreak of COVID-19 has had an unfavorable impact on our business operations. The COVID-19 pandemic has caused disruptions in the manufacture and supply of our products and materials, many of which are sourced in China. In addition, the COVID-19 pandemic has resulted in many states imposing orders resulting in the closure of non-essential businesses – including retailers which may sell our products – and restrictions on movement that prevent our personnel and third party service providers from performing their tasks and consumers from accessing points of sale for our products. In addition, increased pressure on online retail channels may delay the delivery of online purchases of our products. Furthermore, the COVID-19 pandemic has severely disrupted the travel industry, which is likely to reduce demand for smart-luggage products. We cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact on our business and our financial results. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations, financial condition, and liquidity may be materially and adversely affected as a result of prolonged disruptions in our supply chain and distribution facilities, a slowdown in consumer spending, a lack of demand for our products, and other factors that we cannot foresee. The curtailment of travel that resulted from the outbreak of COVID-19 reduced the demand for our luggage products, which impacted our business and resulted in reduced sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor invested an aggregate amount of $220,000 in two tranches, and the Company issued convertible debentures and warrants to the Investor. The first tranche of the investment in the amount of $150,000 was provided upon signature of the SPA. The second tranche in the amount of $70,000 was provided on October 7, 2020. The funds are expected to be used to finance the Company’s working capital and other general corporate needs.

Each tranche of the investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 18,333,333 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

The Company undertook to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing.

The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

The Company issued the convertible debentures and the warrants under the exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933. The Company expect that any issuance of shares of common stock pursuant to the terms of the convertible debentures and the warrants will be exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and regulations promulgated thereunder. None of these transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the Investor had adequate access, through their relationships with the Company, to information about the Company.

The shares of common stock to be issued in the event of conversion of the convertible debentures and upon exercise of the warrants will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
3.5	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).
10.1	Securities Purchase Agreement, dated September 3, 2020, between Samsara Luggage, Inc. and YAII PN, Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.2	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.3	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: November 13, 2020	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)