Form 10-K
period 2020-12-31
Samsara Luggage, Inc.
filed 2021-03-30
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The number of shares of the registrant’s common stock outstanding as of March 25, 2021 was 856,647 shares.

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

Reverse Stock Split

On March 17, 2021, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of Company’s common stock at a ratio of 1-for-7,000 (the “Reverse Stock Split”). The Reverse Stock Split took effect at the open of business on Tuesday, March 23, 2021. As a result of the Reverse Stock Split, each seven thousand (7,000) pre-split shares of common stock outstanding was automatically combine into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares common stock was reduced from 5,995,825,131 shares to 856,647 shares.

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

At the effective time of the Merger, each share of common stock of Samsara, $0.0001 par value, was converted into the right to receive 0.0654 shares of the Company’s common stock, such that the shareholders of Samsara Delaware were issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. The exchange rate was determined through arms’-length negotiations between the Company and Samsara Delaware.

On November 13, 2019, the Board of Directors of the Company (the “Board”) amended Section 3 of Article VII of the bylaws of the Company to change the fiscal year end-date of the Company from July 31 to December 31.

On October 5, 2020, the Company’s stockholders approved amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000 (the “Authorized Capital Increase”). On November 3, 2020, the Company effected the Authorized Capital Increase by filing with the Secretary of State of the State of Nevada a Certificate of Amendment amending the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000,

Address and Market for Securities

Our principal executive offices are located at the following address: One University Plaza, Suite 505, Hackensack, NJ 07601. Our telephone number is (877) 421-1574. Our website is www.samsaraluggage.com.

Our common shares are quoted on the OTC Pink market of OTC Markets under the symbol “SAML.” On March 24, 2021, the closing price for shares of our common shares as reported on the OTC Pink was $2.80 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Transactions during 2020

Convertible Loan Agreement (YAII PN, Ltd.)

On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor will invest an aggregate amount of $220,000 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the investment in the amount of $150,000 will be provided upon signature of the SPA. The second tranche in the amount of $70,000 was provided on October 7, 2020. The funds are expected to be used to finance Samsara’s working capital and other general corporate needs.

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

As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 2,619 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

The Company undertook to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing.

The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock

Convertible Loan Agreement (Power Up Lending Group Ltd.)

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

In 2020, Samsara implemented a new marketing strategy and online infrastructure, based on its digital assets and a direct-to consumer (D2C) approach. Most of the Company’s marketing is currently directed to the end consumer and Samsara’s promotional efforts are aimed at the digital world and online sales.

Due to COVID-19, Samsara postponed the launch of its Next-Gen line of suitcases that were presented in January 2020 at the SEC exhibition. The Company decided to make changes to its business plan and developed alternative product lines to create a new revenue stream during the Corona virus pandemic. These new products are all sold online by Samsara’s digital unit utilizing the Company’s digital assets.

●	In March 2020, Samsara launched sales of the “Essentials Kit”, offering protective essentials for travel.

●	In July 202, Samsara launched the “Nano Weekender Bag”, an overnight travel bag treated with a layer of bacteriostatic Nano protection that prevents colonies of bacteria from developing on fabric.

●	In the fourth quarter of 2020, Samsara expanded its D2C activities with the launch of its “Sarah & Sam” Fashion and Lifestyle Collection on a new dedicated website: www.sarah-sam.com.

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

Competition

Samsara’s primary competitors offering aluminum suitcases in the carry-on luggage market include Away, Rimowa, Samsonite (Tumi), and Zero Halliburton.

Competitor	Product	Price	Features
Away	Aleon 21” Carry-On Aluminum Hardside Luggage	$549	●	Dimensions: 20.9 x 15.7 x 9.0 inches, Weight: 10.6 lbs, Volume: 2098 cubic inches
			●	Lightweight and extremely durable Aircraft Grade Aluminum Frame and Body with two TSA-Approved Resettable Combination Locks
			●	Interior Compression Packing System will keep items from shifting to the bottom, and prevent wrinkles
			●	A telescoping handle, 360-degree spinner wheels, double reinforced square corners for extra space, a fitted rubber seal makes the case water-resistant and airtight; piano hinges extend the length of the case for added durability
			●	10-year Worry Free Warranty

Rimowa	Rimowa Topas IATA Carry- On Luggage 21” Inch Multi-wheel 32L TSA Lock Spinner Suitcase Silver	$799	●	Dimensions: 21.7”x7.9”x15.7”inch
			●	4 wheel spinners for smooth-rolling mobility in any direction
			●	The height-adjustable Flex-Divider system on the interior can also be set to accomodate the exact volume of your luggage and keeps your belongings in the greatest possible order
			●	Integrated in the case, the innovative TSA lock that can be opened without damage during security checks

Zero Halliburton	Zero Halliburton Geo Aluminum 3.0 International Carry-On (Silver)	$850	●	Dimensions: 15x8x21”
			●	Made in USA from imported Materials. Utilizes premium anodized aluminum that is as strong as steel but only one-fourth the weight. Innovative and unique double-rib design provides additional strength and durability as well as optimum protection of its contents. The intuitive 3-stage dual-button handle system allows for quicker release for both left and right-handed travelers.
			●	Designed to securely close using two TSA accepted combination locks that are integrated into the draw-bolt latches. Seals airtight with the addition of a neoprene gasket seal around the opening’s perimeter.
			●	The spinner wheels provide convenient and controlled ‘by-your-side’ mobility for easy traveling. Our superior piano hinge is used to keep the shells of each case in alignment and adds additional strength and integrity to the seal.
			●	The interior is divided into two compartments with flat panels in place to hold clothes securely and discreetly. Our signature lining is stain-resistant and non-abrasive to clothes.
			●	Our newly introduced ZH Global Tracking allows your case to be tracked anywhere in the world, providing additional peace of mind for your travel.

Samsonite	Samsonite LITE-BOX ALU SPINNER (4 WHEELS) 55CM	$667	●	Dimensions: 55 x 40 x 23 cm (including handles, wheels, bottom glides, side pockets and other external parts)
			●	Volume: 40 L
			●	Weight: 4.7 kg
			●	Warranty: Limited 10 year global warranty
			●	Model: Spinner (4 wheels)
			●	Colour: Aluminium
			●	Material: 100% High-end anodized aluminium

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

Samsara has incurred significant operating losses since its inception. Samsara’s net losses were $1,140,000 and $1,235,000 for the years ended December 31, 2020, and December 31, 2019, respectively. As of December 31, 2020, Samsara had an accumulated deficit of $6,376,000. Substantially all of Samsara’s losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with Samsara’s operations. Samsara expects to continue to incur losses for the foreseeable future and anticipates these losses will increase substantially as Samsara continues to develop and commercialize its products.

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

Samsara’s independent registered public accounting firm indicated in its report on Samsara’s financial statements for the period ended December 31, 2020, that conditions exist that raise substantial doubt about Samsara’s ability to continue as a “going concern.” A going concern paragraph included in Samsara’s independent registered public accounting firm’s report on its consolidated financial statements could impair investor perceptions and Samsara’s ability to finance its operations through the sale of equity, incurring debt, or other financing alternatives. Samsara’s ability to continue as a going concern will depend upon many factors beyond Samsara’s control including the availability and terms of future funding. If Samsara is unable to achieve its goals and raise the necessary funds to finance its operations, its business would be jeopardized, and Samsara may not be able to continue.

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

Samsara may experience shortages of supplies and inventory because Samsara orders goods and services via purchase orders and has not signed long-term contracts with its suppliers. Samsara currently utilizes the services of two manufacturers in China, one for the manufacture of the suitcase and the other for the manufacture of the smart unit. In addition, Samsara utilizes the services of two contractors, one in China and one in the United States, for the provision of order fulfillment services. Samsara’s success is dependent on Samsara’s ability to timely provide its customers with Samsara’s smart luggage products. Although Samsara directly markets these products, Samsara is dependent on its suppliers and other independent contractors for the manufacture and supply of Samsara’s smart luggage products and for the labeling, packaging, and shipment of these products. No assurance can be given that Samsara will enter into agreements with other suppliers for the supply of its smart luggage products at acceptable levels of quality and price, or with other independent contractors who will provide Samsara with order fulfillment services at acceptable levels of quality and price. While Samsara currently has and anticipates continuing to have good relationships with its suppliers and other independent contractors, if Samsara is unable to secure additional sources of supply or order fulfillment services from one or more independent contractors on a timely basis and on acceptable terms, Samsara’s results of operations could be adversely affected.

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

Market for our Common Stock

Our common stock is quoted on the OTC Pink market system. The Common Stock, which had previously traded through the close of business on November 11, 2019 under the ticker symbol “DAVC,” commenced trading on the OTC Pink under the ticker symbol “SAML” on November 12, 2019. Following the Company’s reverse stock split, the Common Stock received a new CUSIP number, 79589J200.

On December 31, 2020, the last trading day before the date of this Annual Report, the closing sale price of the Common Stock on OTC Pink was $1.3986 per share.

While our common stock is quoted on the OTC Pink market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTC Pink for each of the quarters during the fiscal year ended December 31, 2020 and December 31, 2019:

For the Fiscal Year Ended December 31, 2020

For the Quarter ended	High	Low
March 31	48.25	13.99
June 30	31.47	11.19
September 30	11.19	4.55
December 31	9.79	1.40

For the Fiscal Year Ended December 31, 2019

For the Quarter ended	High	Low
March 31	23.80	8.40
June 30	175	9.80
September 30	168	55.30
December 31	245	17.50

Shareholders of Record

As of March 25, 2021, there were 172 stockholders of record holding 856,647 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2020, all sales of equity securities not registered under the Securities Act were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K.

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

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the year ended December 31, 2020 totaled $468,000, compared to $649,000 for the year ended December 31, 2019. The decrease in the total revenue is mainly due to the fact that the 2019 revenues included proceeds from the Company’s crowdfunding campaign.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the year ended December 31, 2020 totaled $285,000, compared to $525,000 for the year ended December 31, 2019. The decrease in the total revenue is mainly due to the decrease in sales.

Gross Profit

During the year ended December 31, 2020, Gross Profit totaled $183,000, representing a Gross Profit margin of 39.1%. During the year ended December 31, 2019, Gross Profit totaled $124,000 representing Gross Profit margin of 19%.

Operating Expenses

Operating expenses totaled $1,636,000 during the year ended December 31, 2020, compared to $2,031,000 during the year ended December 31, 2019, representing a net decrease of $395,000. The increase in the operating expenses is mainly due to increase in the growth of the Company’s business. The decrease in the total revenue is mainly due to the decrease in sales.

Net Loss

We incurred a net loss of $1,140,000 for the year ended December 31, 2020, as compared to a net loss of $3,142,000 for the year ended December 31, 2019 for the reasons described above.

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

As of December 31, 2020, the Company has $54,000 of cash, total current assets of $211,000, and total current liabilities of $1,127,000, creating a working capital deficit of $916,000. As of December 31, 2019, the Company had $477,000 of cash, total current assets of $616,000, and total current liabilities of $1,810,000, creating a working capital deficit of $1,194,000.

The decrease in our working capital deficit was mainly attributable to the decrease of $560,000 in Fair Value of the convertible component in a convertible loan and decrease of $299,000 in Fair Value of warrants issued in convertible loan, which was mitigated by an decrease of $423,000 in cash and cash equivalents.

Net cash used in operating activities was $626,000 for the year ended December 31, 2020, as compared to cash used in operating activities of $1,100,000 for the year ended December 31, 2019. The Company’s primary uses of cash have been for professional support, research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash used in investing activities was $0 for the year ended December 31, 2020, as compared to net cash generated from investing activities of $6,000 for the year ended December 31, 2019.

Net cash provided by financing activities was approximately $191,000 for the year ended December 31, 2020, as compared to approximately $1,454,000 for the year ended December 31, 2019. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAMSARA LUGGAGE, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Samsara Luggage, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1E to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2020, the Company has incurred accumulated deficit of $6,376 thousands and negative operating cash flows. These factor among others, as discussed in Note 1E to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1E to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties. This matter is also described in the “Critical Audit Matters” section of our report.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern assessment

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1E to the consolidated financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2020, the Company has incurred accumulated deficit of $6,376 thousands and negative operating cash flows. These factor among others, as discussed in Note 1E to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1E to the financial statements. This matter is also described in the “Emphasis of Matter – Going Concern” section of our report.

We identified management’s assumptions used to assess the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s Management’s plans. Auditing this assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

■	Assessing the reasonableness of key assumptions underlying management’s forecast operating cash flows, including revenue growth and gross margin assumptions and evaluating the reasonableness of management’s forecast operating cash flows

■	Evaluating the probability that the Company will be able to reduce other operating expenditures if required

■	Assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management

■	Assessing the effect of events and agreement signed after balance sheet date.

Fair value measurement of Level 3 liabilities

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company entered into several Convertible Loan Agreements and in accordance with ASC 815-15-25, the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount.

The fair value of the convertible component was estimated by third party appraiser using the Black-Scholes option pricing model, to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. Under accounting principles generally accepted in the United States of America, these convertible component are generally classified as Level 3 convertible component.

We identified Level 3 convertible component as a critical audit matter because of the complex proprietary models and unobservable inputs management uses to estimate the fair value. This evaluation required a high degree of auditor judgment and an increased extent of effort, including the need to involve our internal valuation specialists who possess significant quantitative and modeling expertise, to audit and evaluate the appropriateness of these models and inputs.

Our audit procedures related to the complex proprietary models and unobservable inputs used by management to estimate the fair value of Level 3 convertible component included the following, among others:

●	We assessed the consistency by which management has applied significant unobservable valuation assumptions.

●	With the assistance of our internal valuation specialists, we evaluated the appropriateness of the valuation methodologies and techniques used in determining the fair value of Level 3 convertible component. Also, we evaluated the appropriateness of estimates of the key inputs used in determining the fair value of the Level 3 convertible component

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 30, 2021

We have served as the Company’s auditor since 2019

SAMSARA LUGGAGE, INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(U.S. dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	54	477
Accounts Receivables	4	-
Inventory	153	125
Other current assets	-	14
Total current assets	211	616

Property and Equipment, net	4	5
Total assets	215	621

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	125	26
Other current liabilities	74	57
Related party payables	126	105
Convertible notes and short-term loans (Note 3)	289	250
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	493	1,053
Fair value of warrants issued in convertible loan (Note 3)	20	319
Total current liabilities	1,127	1,810

TOTAL LIABILITIES	1,127	1,810

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value as of December 31, 2020 and 5,000,000,000 shares, $0.0001 par value as of December 31, 2019, respectively; 786,700 issued and outstanding as of December 31, 2020 and 505,134 issued and outstanding as of December 31, 2019.	78	50
Additional paid in capital	6,385	5,670
Services receivable	(999)	(1,673)
Accumulated deficit	(6,376)	(5,236)
Total stockholders’ deficit	(912)	(1,189)

Total liabilities and stockholders’ deficit	215	621

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019
	(U.S. dollars in thousands, except per share data)
Revenues from sales of products	468	649
Cost of sales	285	525
GROSS PROFIT	183	124

OPERATING EXPENSES
Research and development expenses	222	168
Selling and marketing expenses	328	438
General and administrative (Note 5)	1,086	1,425

TOTAL OPERATING EXPENSES	1,636	2,031

OPERATING LOSS	(1,453)	(1,907)

FINANCING INCOME (EXPENSES)
Interest on convertible loan and convertible note	(510)	(314)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses (Note 3)	823	(921)
TOTAL FINANCING INCOME (EXPENSE)	313	(1,235)

NET LOSS	(1,140)	(3,142)

Basic and Diluted net loss per share	(2.07)	(6.72)

Weighted average number of basic and diluted common shares outstanding	550,521	467,521

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Service	Accumulated	Stockholders’
	Shares (*)	Amount	Capital	Receivables	Deficit	Deficit
Balance December 31, 2019	505,134	50	5,670	(1,673)	(5,236)	(1,189)

Issuance of shares due to conversion of Notes	281,566	28	715	-	-	743

Amortization of services	-	-	-	674	-	674

Net loss	--	-	-	-	(1,140)	(1,140)

Balance December 31, 2020	786,700	78	6,385	(999)	(6,376)	(912)

Balance December 31, 2018	369,929	37	2,676	(908)	(2,094)	(289)

Issuance of common stock, net of issuance cost	32,738	3	497	-	-	500

Issued of Warrants for services	-	-	1,940	(1,940)		-

Shares Issuance of common stock for conversion of convertible note	9,988	1	566	-	-	567

Effect of Reverse Capitalization	92,479	9	(9)			-

Amortization of services	-	-	--	1,175	-	1,175

Net loss	--	-	---	-	(3,142)	(3,142)

Balance December 31, 2019	505,134	$50	$5,670	$(1,673)	$(5,236)	$(1,189)

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(1,140)	$(3,142)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	674	1,175
Interest on convertible note and short-term loan	584	258
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(823)	921
Depreciation	1	1
Changes in Operating Assets and Liabilities:
Inventory	(28)	58
Accounts Receivables	(4)	-
Other current assets	14	36
Accounts payable	99	26
Management fee due to Related party, net	21	16
Other accounts payables	-	11
Deferred revenue	(12)	(460)
Net Cash Used by Operating Activities	(614)	(1,100)

Cash Flows from Investment Activities:
Purchase of Property and Equipment	-	(6)
Net Cash Used by Financing Activities	-	(6)

Cash Flows from Financing Activities:
Repayments of Convertible note from related parties	-	(56)
Proceeds from loan received	191	50
Repayments of convertible notes, net of issuance cost of $100	-	1,000
Repayments of long-term loans	-	(40)
Proceeds from issuance of shares, net of issuance cost	-	500
Net Cash Provided by Financing Activities	191	1,454

Net Increase (Decrease) in Cash	(423)	348
Cash at Beginning of Period	477	129
Cash at End of Period	$54	$477

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$58
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note	$223	$567

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

A.	Samsara Luggage, Inc. (the “Company”) was incorporated on May 7, 2007 under the name, “Darkstar Ventures, Inc.” under the laws of the State of Nevada. From the date of its formation until May 2011, the Company did not have any business activity except for the development of its website and locating companies through which it could offer products. Once its proprietary website was officially launched in July 2011, the Company engaged in the business of marketing eco-friendly health and wellness products, such as air and water filtration systems, organic baby products, and eco-friendly beds and linens through affiliate marketing arrangements. On May 14, 2015, the founder of the Company, Chizkiyau Lapin, sold all of his shares of common stock of the Company, then constituting 51% of the issued and outstanding shares of common stock of the Company, to Mr. Avraham Bengio. In April 2016, the Company began to focus, through its wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd. (“Bengio Urban Renewal”), in the area of real estate development, particularly on the urban renewal market in Israel.

B.	Reverse Stock Split

On March 23, 2021, the Company completed a reverse stock split of its outstanding common stock. As a result of the reverse stock split, the following changes have occurred (i) every seven thousand shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 7,000-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 7,000 -for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 7,000 -for-1 reverse stock split.

C.	Merger Transaction

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

At the effective time of the Merger, each share of common stock of Samsara Delaware, $0.0001 par value, was converted into the right to receive 0.065 shares of the Company’s common stock, such that the shareholders of Samsara Delaware were issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. The exchange rate was determined through arms’-length negotiations between the Company and Samsara Delaware.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

Immediately after the Merger, assuming the issuance of all of the merger consideration, there were approximately 462,407 shares of Common Stock outstanding, of which (i) the former stockholders of Samsara Delaware owned 369,929 shares, representing approximately 80% of the outstanding shares of Common Stock; and (ii) the Company’s stockholders immediately prior to the Merger owned 92,478 shares, representing approximately 20% of the outstanding shares of Common Stock.

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

D.	On October 5, 2020 the Board of Directors of the Company has approved, and the holders of a majority of the outstanding shares of our common stock, par value $0.0001 per share (the “Common Stock”), have executed a written consent in lieu of a special meeting approving to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000 (the “Authorized Capital Increase”).

E.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2020, the Company had approximately $54 in cash and cash equivalents, approximately $916 in deficit of working capital, a stockholders’ deficiency of approximately $912 and an accumulated deficit of approximately $6,376. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

SAMSARA LUGGAGE, INC.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	493	493
Fair value of warrants issued in convertible loan	-	-	20	20
Total liabilities	-	--	513	513

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,053	1,053
Fair value of warrants issued in convertible loan	-	-	319	319
Total liabilities	-	--	1,372	1,372

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

SAMSARA LUGGAGE, INC.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued an ASU that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Company adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there was no material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

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

SAMSARA LUGGAGE, INC.

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

On December 9, 2019 and pursuant to the SPA, YAII exercised its option to convert the first Convertible Promissory Note principal amount of $200,000 and the accrued interest into 9,988 shares of Common Stock of the Company.

On July 24, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $50,000 and the accrued interest in the amount of $22,684 into 12,979 shares of Common Stock of the Company.

On August 5, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $75,000 and the accrued interest in the amount of $753 into 21,644 shares of Common Stock of the Company.

On August 13, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $75,000 and the accrued interest in the amount of $481 into 21,522 shares of Common Stock of the Company.

On October 12, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50,000 and the accrued interest in the amount of $1,671 into 18,454 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

On November 2, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50,000 and the accrued interest in the amount of $288 into 23,947 shares of Common Stock of the Company.

On November 16, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $10,000 and the accrued interest in the amount of $30,323 into 28,802 shares of Common Stock of the Company.

On November 19, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $45,000 and the accrued interest in the amount of $159 into 32,256 shares of Common Stock of the Company.

On December 17, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $45,000 and the accrued interest in the amount of $4,104 into 35,074shares of Common Stock of the Company.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet dates:

December 31, 2020
Common stock price	0.0002
Expected volatility	227.88%
Expected term	0.43
Risk free rate	0.19%
Forfeiture rate	0%
Expected dividend yield	0%

December 31, 2019
Common stock price	0.0061
Expected volatility	34.35%
Expected term	1.43 years
Risk free rate	1.59%
Forfeiture rate	0%
Expected dividend yield	0%

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

In addition, the Company issued to the Investor a warrant to purchase 13,095 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet dates:

December 31, 2020
Common stock price	0.0002
Expected volatility	227.88%
Expected term	3.43 years
Risk free rate	0.19%
Expected dividend yield	0%

December 31, 2019
Common stock price	0.0061
Expected volatility	32.55%
Expected term	4.43 years
Risk free rate	1.61%
Expected dividend yield	0%

B.	On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with the “Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150 was provided upon execution of the SPA. The second tranche in the amount of $70 was provided on October 7,2020. Each tranche of the loan bears interest at an annual rate of ten percent (10%). Each tranche of the investment bears interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company will issue to the Investor warrants to purchase an aggregate of 2,619 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. The Company has undertaken to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing. The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

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

The following are the data and assumptions used as of September 3, 2020:

September 3, 2020
Common stock price	0.0011
Expected volatility	177.1%
Expected term	2.00
Risk free rate	0.12%
Forfeiture rate	0%
Expected dividend yield	0%

The following are the data and assumptions used as of the balance sheet date:

December 31, 2020
Common stock price	0.002
Expected volatility	227.38%
Expected term	1.67
Risk free rate	0.12%
Forfeiture rate	0%
Expected dividend yield	0%

In addition, the Company issued to the Investor a warrant to purchase 2,619 shares of common stock, at an exercise price equal to $0.003. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

The following are the data and assumptions used as of September 3, 2020:

September, 2020
Common stock price	0.0011
Expected volatility	177.10%
Expected term	5.00
Risk free rate	0.24%
Expected dividend yield	0%

The following are the data and assumptions used as of the balance sheet date:

December 31, 2020
Common stock price	0.002
Expected volatility	227.88%
Expected term	4.68
Risk free rate	0.19%
Expected dividend yield	0%

C.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67 (the “Initial Investment”). The SPA contemplates additional financing of up to $925 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

The convertible loan will bear interest at an annual rate of eight percent (8%) with a maturity date of June 25, 2021 (the “Maturity Date”). The loan will be convertible after six months into shares of the Company’s common stock at a conversion price equal to seventy-five percent (75%) of the average of the lowest trading price for the Company’s common stock during the twenty (20) trading day period prior to the conversion date. The Company agreed to an original issue discount of $9 and to reimburse the Investor for its costs in the amount of $3. Accordingly, the net proceeds to the Company from the Initial Investment amounted to $55.

The SPA and the convertible note contain events of default, including, among other things, failure to repay the loan amount by the Maturity Date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the loan amount into shares of common stock.

On December 28, 2020 and pursuant to the SPA, Power- Up exercised its option to convert the second Convertible Promissory Note principal in the amount of $38,100 into 36,286 shares of Common Stock of the Company.

On December 31, 2020 and pursuant to the SPA, Power- Up exercised its option to convert the second Convertible Promissory Note principal in the amount of $23,100 into 22,000 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – CONVERTIBLE NOTES (cont.)

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet date:

December 30, 2020
Common stock price	0.002
Expected volatility	274.38%
Expected term	0.48
Risk free rate	0.09%
Forfeiture rate	0%
Expected dividend yield	0%

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2019 and as of December 31, 2020:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2019	319	1,053
Fair value converted	(20)	(151)
Fair value of issued level 3 liability	8	127
Changes in fair value	(287)	(536)
Outstanding at December 31, 2020	20	493

D.	On August 22, 2018 the Company (through a related company) entered into a Secured Loan and Service Agreement with an affiliated entity of Moshe Zuk (hereunder “Zuk”) for the finance of the ongoing working capital of the Company, according to which Zuk granted the Company a loan in the amount of $200,000. The loan bears a monthly interest at a rate of 2% paid quarterly and calculated daily. The loan was guaranteed by the Company and by one of its shareholders.

In addition, Zuk granted the Company a credit line of up to $300,000 per year. The credit line shall bear a monthly interest of 1.5% of the utilized credit line. As of the date of this financial statements, the Company has not utilized such line of credit.

In addition, the Company issued Zuk 395,500 shares of common stock of the Company representing 7% of the issued and outstanding shares of the Company on a fully diluted basis, and warrants to purchase 169,500 shares of common stock of the Company representing 3% of the issued and outstanding shares of the Company on a fully diluted basis, against payment of $50,000. The Company estimated the fair value of such shares and warrants at a total of $334,000 of which $215,000 and $119,000 were recorded for interest expenses for the years ended December 31, 2019 and 2018, respectively.

On December 31, 2018, the balance of the Zuk loan, net of the unamortized portion of the Zuk shares and options, amounted to $7,000 and was presented in Other Current Assets.

E.	On March 24, 2019, the Company entered into a Convertible Loan Agreement with Moshe Zuk (the “Lender”). Under the agreement, the Lender provided the Company with a loan in the amount of fifty thousand dollars ($50,000). The Company undertook to repay the loan principal, plus annual interest of 12%, within one year. The Lender may convert the loan plus interest into shares of the Company’s common stock at a price per share based on the lower of (a) a discount of twenty percent (20%) to the valuation of the Company at the Company’s first financing round, or (b) a one million-dollar ($1,000,000) valuation.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY

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

On October 5, 2020 the Board of Directors of the Company has approved, and the holders of a majority of the outstanding shares of our common stock, par value $0.0001 per share (the “Common Stock”), have executed a written consent in lieu of a special meeting approving to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 5,000,000,000 to 7,500,000,000 (the “Authorized Capital Increase”).

Common Stock Activity During the Years Ended December 31, 2020

At the effective time of the Merger, each share of common stock of Samsara, $0.0001 par value, was converted into the right to receive 0.065 shares of the Company’s common stock, such that the shareholders of Samsara Delaware were issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the Merger. The exchange rate was determined through arms’-length negotiations between the Company and Samsara Delaware. Immediately after the Merger, assuming the issuance of all of the merger consideration, there were approximately3,236,851,080 shares of Common Stock outstanding, of which (i) the former stockholders of Samsara Delaware owned 2,589,506,080 shares, representing approximately 80% of the outstanding shares of Common Stock; and (ii) the Company’s stockholders immediately prior to the Merger own 92,478 shares, representing approximately 20% of the outstanding shares of Common Stock.

On November 12, 2019, the Company issued 32,738 shares of its Common Stock in gross consideration of $500,000 pursuant to a serios securities purchase agreements from April 2019.

On December 9, 2019, and pursuant to the YAII Convertible Promissory Note, YAII exercised its option to convert the first Convertible Promissory Note in the amount of $210,000 into 9,988 shares of Common Stock of the Company.

On July 23, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount and unpaid interest of $72,000 and the accrued interest into 12,979 shares of Common Stock of the Company.

On August 5, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $75,000 into 21,644 shares of Common Stock of the Company.

On August 13, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal amount of $75,000 into 21,552 shares of Common Stock of the Company.

On October 12, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50,000 and the accrued interest in the amount of $1,671 into 18,454 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY (cont.)

On November 2, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50,000 and the accrued interest in the amount of $288 into 23,947 shares of Common Stock of the Company.

On November 13, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $200,000 and the accrued interest in the amount of $23,000 into 28,572 shares of Common Stock of the Company.

On November 16, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $10,000 and the accrued interest in the amount of $30,323 into 28,802 shares of Common Stock of the Company.

On November 19, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $45,000 and the accrued interest in the amount of $159 into 32,256 shares of Common Stock of the Company.

On December 17, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $45,000 and the accrued interest in the amount of $4,104 into 35,074 shares of Common Stock of the Company

On December 28, 2020 and pursuant to the SPA, Power- Up exercised its option to convert the second Convertible Promissory Note principal in the amount of $38,100 into 36,286 shares of Common Stock of the Company.

On December 31, 2020 and pursuant to the SPA, Power- Up exercised its option to convert the second Convertible Promissory Note principal in the amount of $23,100 into 22,000 shares of Common Stock of the Company.

NOTE 5 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31	Year ended December 31
	2020	2019
	(U.S. dollars in thousands)
Professional fees	193	359
Share based compensation	687	883
Management fees	100	100
Other expenses	106	83
	1,086	1,425

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2020.

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

We recognized income tax benefits of $0 during the years ended December 31, 2020 and 2019. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2020 or 2019 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2020	2019
	(U.S. dollars in thousands)
Loss before taxes, as reported in the statements of operations	$1,140	$3,142
Federal and State statutory rate	21%	21%
Theoretical tax benefit on the above amount at federal statutory tax rate	239	660
Share-based compensation	(144)	(247)
Losses and other items for which a valuation allowance Was provided or benefit from loss carry forward	(95)	(413)
Actual tax income (expense)	-	-

	2020		2019
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward		$651	$499
Valuation allowance		(651)	(499)
	$		$-

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – INCOME TAXES (cont.)

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2019	$499
Increase	152
Valuation allowance, December 31, 2020	$651

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties Payable

	December 31, 2020	December 31, 2019
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	126	105

General and Administrative Expenses

	For the Year Ended December 31,
	2020	2019
	(U.S. dollars in thousands)
Management Fee	100	100

NOTE 8 – SUBSEQUENT EVENTS

On January 11, 2021 and pursuant to the SPA, Power-up exercised its option to convert the Convertible Promissory Note principal in the amount of $6 and the accrued interest in the amount of $2 into 7,448 shares of Common Stock of the Company.

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

Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of Samsara:

Name	Age	Position(s)
Atara Dzikowski	47	Chief Executive Officer and Director
David Dahan	48	Chief Technical Officer and Director

Atara Dzikowski

Atara Dzikowski served as Director and CEO of the Delaware company, Samsara Luggage, Inc., from its inception in 2017 until the Merger, and following the Merger has served as Director and CEO of Samsara. She has served as Chairperson and CEO of Design Boxes Ltd. from 2013 to date. From 2009 to 2013, Ms. Dzikowski was Director of Development and Public Affairs of Shenkar College of Engineering, Design and Art. She holds a Master’s in Public Administration from Clark University and a BA degree in Communication and Management from The College of Management in Tel Aviv. Since the Merger, Atara has been employed full time by Samsara as its Chief Executive Officer.

David Dahan

David Dahan served as Director and CTO of the Delaware company, Samsara Luggage, Inc., from its inception in 2017 until the Merger, and following the Merger has served as Director and CTO of Samsara. From 2015 to date, Mr. Dahan is also employed at Nova-Sight Ltd., a medical device company developing products for diagnostics and therapy in the field of ophthalmology, as its Software Department Manager. In 2009, Mr. Dahan co-founded Serve Africa Ltd., a holding company that provides Satellite IP connectivity communication services throughout the continent of Africa, and from 2013 to 2017 he served as its CEO. In 2008, Mr. Dahan founded Viramedics Ltd., a Bio-Tech firm dealing with Skin Cancer detection, working with leading medical institutes worldwide towards clinical studies and implementation, and served as its CTO through 2009. He also serves as a consultant to companies, mainly in the software algorithm field. Mr. Dahan holds a B.sc degree in Physics and Computer Science from Ben Gurion University. Since the Merger, David has been employed part-time by Samsara as its Chief Technical Officer.

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

As of December 31, 2020, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

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

Executive Compensation

The following table shows, for the twelve months ended December 31, 2020 and December 31, 2019, compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Technical Officer, and our Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Atara Dzikowski(1)	2020	100,000	0	0	0	0	0	0	100,000
(CEO)	2019	100,000	0	0	0	0	0	0	100,000

David Dahan(2)	2020	0	0	0	0	0	0	0	0
(CTO)	2019	0	0	0	0	0	0	0	0

(1)	From January 1, 2018 until the effective date of the Merger, November 12, 2019, Atara Dzikowski served as the CEO of the Delaware company, Samsara Luggage, Inc.

(2)	From January 1, 2018 until the effective date of the Merger, November 12, 2019, David Dahan served as CTO of the Delaware company, Samsara Luggage, Inc.

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

As of March 25, 2021, we had 856,647 shares of common stock outstanding. The following table sets forth, as of March 25, 2021, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5 percent of our common stock, as well as by each of our current Directors and executive officers, and by all of the Company’s Directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Number of Shares Owned	Percent
Atara Dzikowski (Director and CEO)	130,909	15.283%
David Dahan (Director and CTO)	130,909	15.283%
Avraham Bengio	63,521	7.416%
Y.A.R.N. Investments Ltd.	62,303	7.274%

Directors and officers as a group (2 persons)	261,818	30.566%

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended December 31, 2020. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended December 31, 2020. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers had any outstanding stock or option awards as of December 31, 2020. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

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

Described below are any transactions occurring during the fiscal year ending December 31, 2020 and any currently proposed transactions to which Samsara was a party and in which a director, executive officer, holder of more than 5% of the outstanding capital stock of Samsara, or any member of such person’s immediate family had or will have a direct or indirect material interest:

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

Fees(1)	December 31, 2019	December 31, 2020
Audit Fees	$31,250	$27,250
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

(1)	The fees in this table are the fees paid by the Delaware corporation previously known as “Samsara Luggage, Inc.” from January 1, 2018 until the effective date of the Merger, November 12, 2019, and the fees paid by the Company following the Merger.

In each of the last two fiscal years ended December 31, 2020 and 2019, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

3.4	Certificate of Change to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 22, 2021 and incorporated herein by reference).

3.5	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).

10.1	Securities Purchase Agreement, dated June 5, 2019, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2019 and incorporated herein by reference).

10.2	Form of Share Purchase Agreement, signed on September 26, 2019, between the Company and investors who invested $500,000 in the Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019 and incorporated herein by reference).

10.3	Assignment and Assumption Agreement, dated as of November 12, 2019, between the Company and Avraham Bengio (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

10.4	License Agreement dated as of July 18, 2019, between the Company and Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).

10.5	Securities Purchase Agreement, dated June 25, 2020, between the Company and Power Up Lending Group Ltd. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on June 29, 2020 and incorporated herein by reference).

10.6	Securities Purchase Agreement, dated September 3, 2020, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2020 and incorporated herein by reference).

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

101.INS	XBRL Instance Document#

101.SCH	XBRL Taxonomy Extension Schema #

101.CAL	XBRL Taxonomy Extension Calculation Linkbase#

101.DEF	XBRL Taxonomy Extension Definition Linkbase#

101.LAB	XBRL Taxonomy Extension Labels Linkbase#

101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: March 30, 2021	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)