Form 10-Q
period 2021-03-31
Samsara Luggage, Inc.
filed 2021-05-14
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s common stock outstanding as of May 11, 2021 was 900,256 shares.

SAMSARA LUGGAGE, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	8	54
Accounts Receivables	4	4
Inventory	135	153
Other current assets		-
Total current assets	147	211

Property and Equipment, net	4	4
Total assets	151	215

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade payable	143	125
Accrued Expense	95	74
Related party payables	151	126
Convertible notes and short-term loans (Note 3)	326	289
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	484	493
Fair value of warrants issued in convertible loan (Note 3)	32	20
Total current liabilities	1,231	1,127

TOTAL LIABILITIES	1,231	1,127

STOCKHOLDERS’ DEFICIT
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value; 859,395 issued and outstanding as of March 31, 2021 and 786,700 issued and outstanding as of December 31, 2020.	86	78
Additional paid in capital	6,685	6,385
Services receivable	(840)	(999)
Accumulated deficit	(7,011)	(6,376)
Total stockholders’ deficit	(1,080)	(912)

Total liabilities and stockholders’ deficit	151	215

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020

Revenues from sales of products	75	21

Cost of sales of products	37	14

GROSS PROFIT	38	7

OPERATING EXPENSES

Research and development expenses	-	35
Selling and marketing expenses	61	82
General and administrative	265	247
TOTAL OPERATING EXPENSES	326	364

OPERATING LOSS	(288)	(357)

FINANCING INCOME (EXPENSES)
Interest and amortization of issuance cost on note and short-term loan and other	(72)	(33)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses	(275)	552
TOTAL FINANCING INCOME (EXPENSES)	(347)	519

NET INCOME (LOSS)	(635)	162

Net income (loss) per basic and diluted share	(0.76)	0.32
Weighted average number of basic and diluted common shares outstanding	841,003	505,134

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net Income (loss)	(635)	162
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	159	161
Interest on convertible note and short-term loan and amortization of issuance cost	74	33
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	275	(552)
Depreciation and amortization expense	-	1
Changes in Operating Assets and Liabilities:
Inventory	18	(22)
Other current assets	-	7
Related parties, net	25	-
Accounts payable	38	(15)

Net Cash Used by Operating Activities	(46)	(225)

Cash Flows from Financing Activities:
Proceeds from loans payable	-	-
Net Cash Provided by Financing Activities	-	-

Net Decrease in Cash	(46)	(225)
Cash at Beginning of Period	54	477
Cash at End of Period	8	252

Supplemental disclosure of non-cash financing activities
Cash paid for interest	-	-

Common stock issued for conversion of convertible note and accrued interest	288	-

Common stock issued against accounts payables	20	-

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – GENERAL

A.	Samsara Luggage, Inc. (the “Company”)

The Company was incorporated on May 7, 2007 under the name, “Darkstar Ventures, Inc.” under the laws of the State of Nevada. The Company is a global smart luggage and smart travel brand. Samsara Luggage unveiled its Next Generation smart carry-on at the 2020 Consumer Electronics Show (CES). The Next Generation is the first to market a Wi-Fi Hotspot technology for travelers to access a secured network globally. Samsara Luggage also launched Essentials by Samsara, a safety kit providing commuters with a new layer of safety with protective items like facemasks, hand sanitizer, disposable gloves and alcohol wipes. These kits are sold individually and gifted to customers with purchase of the Carry-on Aluminum suitcase or Smart Weekender bag. During the last quarter of 2020, Samsara launched Sarah & Sam Fashion and Lifestyle Collection. Sarah & Sam is a part of Samsara Direct business model prompted by the travel limitations due to the coronavirus pandemic, leveraging the company’s established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

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

B.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2021, the Company had approximately $8 in cash and cash equivalents, approximately $1,084 in deficit of working capital, a stockholders’ deficiency of approximately $1,080 and an accumulated deficit of approximately $7,011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – GENERAL (CONT.)

C.	REVERSE SPLIT

On March 22, 2021, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every seven thousand shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 7,000-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 7,000 -for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 7,000 -for-1 reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 30, 2021 (the “Annual Report”). For further information, reference is made to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	484	484
Fair value of warrants issued in convertible loan	-	-	32	32
Total liabilities	-	-	516	516

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	493	493
Fair value of warrants issued in convertible loan	-	-	20	20
Total liabilities	-	-	513	513

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

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

Other new pronouncements issued but not effective as of March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

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

On December 17, 2020 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $45,000 and the accrued interest in the amount of $4,104 into 35,074 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50,000 and the accrued interest in the amount of $3,625 into 38,303 shares of Common Stock of the Company.

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $55,000 and the accrued interest in the amount of $3,496 into 16,713 shares of Common Stock of the Company.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

March 31, 2021
Common stock price	2.20
Expected volatility	349.98%
Expected term	0.18
Risk free rate	0.01%

Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$308

December 31, 2020
Common stock price	1.40
Expected volatility	227.88%
Expected term	0.43
Risk free rate	0.19%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$330

In addition, the Company issued to the Investor a warrant to purchase 13,095 shares of common stock, at an exercise price equal to $21.00. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

March 31, 2021
Common stock price	2.20
Expected volatility	251.36%
Expected term	3.18 years
Risk free rate	0.4%

Expected dividend yield	0%
Fair Market Value of Warrants	$27

December 31, 2020
Common stock price	1.40
Expected volatility	227.88%
Expected term	3.43 years
Risk free rate	0.19%

Expected dividend yield	0%
Fair Market Value of Warrants	$16

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

B.	On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with the “Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150 was provided upon execution of the SPA. The second tranche in the amount of $70 was provided on October 7, 2020. Each tranche of the loan bears interest at an annual rate of ten percent (10%). Each tranche of the investment bears interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company will issue to the Investor warrants to purchase an aggregate of 2,619 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. The Company has undertaken to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing. The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet date:

March 31, 2021
Common stock price	2.20
Expected volatility	251.36%
Expected term	1.42
Risk free rate	0.12%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$176

December 31, 2020
Common stock price	1.39
Expected volatility	227.38%
Expected term	1.67
Risk free rate	0.12%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$157

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

In addition, the Company issued to the Investor a warrant to purchase 2,619 shares of common stock, at an exercise price equal to $21.00. The warrants may be exercised within 5 years from the issuance date by cash payment or through cashless exercise by the surrender of warrants shares having a value equal to the exercise price of the portion of the warrant being exercised.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

March 31, 2021
Common stock price	2.20
Expected volatility	251.36%
Expected term	4.43
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$5

December 31, 2020
Common stock price	1.39
Expected volatility	227.88%
Expected term	4.68
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$4

C.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67 (the “Initial Investment”). The SPA contemplates additional financing of up to $925 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

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

On January 11, 2021 and pursuant to the SPA, Power-up exercised its option to convert the Convertible Promissory Note principal in the amount of $ 7 and the accrued interest in the amount of $ 1 into 7,448 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following table presents the changes in fair value of the level 3 liabilities for the period ended March 31, 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2020	20	493
Fair value converted	-	(272)
Fair value of issued level 3 liability	-	-
Changes in fair value	12	263
Outstanding at December 31, 2021	32	484

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances at March 31, 2021 and December 31, 2020 consisted of the following:

Related Parties Payable

	March 31, 2021	December 31, 2020
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	151	126

General and Administrative Expenses

	For the Period Ended March 31,
	2021	2020
	(U.S. dollars in thousands)
Management Fee	25	25

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the three months ended March 31, 2021:

Summary of common stock activity for the three months ended March 31, 2021	Outstanding shares
Balance, December 31, 2020	786,700
Shares issued due to conversion of Notes.	62,464
Shares issued for services	7,383
Roundup shares due to reverse split.	2,848
Balance, March 31, 2021	859,395

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50,000 and the accrued interest in the amount of $3,625 into 38,303 shares of Common Stock of the Company. The fair market value of the shares was $64.

On January 21, 2021, the Company issued 7,383 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider. The fair market value of the shares was $20.

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $55,000 and the accrued interest in the amount of $3,496 into 16,713 shares of Common Stock of the Company. The fair market value of the shares was $216.

On March 22, 2021, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every seven thousand shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 7,000-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 7,000 -for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 7,000 -for-1 reverse stock split. On March 23, 2021, the Company issued 2,849 shares of its Common Stock due to a reverse split rounding up differences.

NOTE 6 - SUBSEQUENT EVENTS

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150, and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 10,838 shares of Common Stock, at an exercise price equal to $3.46. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

On April 19, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $40,000 and the accrued interest in the amount of $7,067 into 40,861 shares of Common Stock of the Company. The fair market value of the shares was $62.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

Samsara Luggage unveiled its Next Generation smart carry-on at the 2020 Consumer Electronics Show (CES). The Next Generation is the first to market a Wi-Fi Hotspot technology for travelers to access a secured network globally. Samsara Luggage also launched Essentials by Samsara, a safety kit providing commuters with a new layer of safety with protective items like facemasks, hand sanitizer, disposable gloves and alcohol wipes. These kits are sold individually and gifted to customers with purchase of the Carry-on Aluminum suitcase or Smart Weekender bag. During the last quarter of 2020, Samsara launched Sarah & Sam Fashion (“Sarah & Sam) and Lifestyle Collection. The development and launch of Sarah & Sam was further enabled due to the Company’s digital assets and online sales capabilities, including direct-to-consumers websites, inhouse lists of identified users, mailing lists, and social media presence. Sarah & Sam is a part of Samsara Direct business model prompted by the travel limitations due to the coronavirus pandemic, leveraging the company’s established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

Recent Developments

Reverse Stock Split

On March 17, 2021, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of Company’s common stock at a ratio of 1-for-7,000 (the “Reverse Stock Split”). The Reverse Stock Split took effect at the open of business on Tuesday, March 23, 2021. As a result of the Reverse Stock Split, each seven thousand (7,000) pre-split shares of common stock outstanding automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares common stock were reduced from 5,995,825,131 shares to 856,546 shares (subject to rounding of fractional shares).

No fractional shares were issued in connection with the Reverse Stock Split. The Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split.

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

YAII PN Ltd. Convertible Debentures

September 2020

On September 3, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor invested an aggregate amount of $220,000 in two tranches, and the Company issued convertible debentures and warrants to the Investor. The first tranche of the investment in the amount of $150,000 was provided upon signature of the SPA. The second tranche in the amount of $70,000 was provided on October 7, 2020. The funds are expected to be used to finance the Company’s working capital and other general corporate needs. Each tranche of the investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

April 2021

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“Second SPA”) with the Investor, pursuant to which the Investor will invest $150,000, and the Company will issue a convertible debenture and warrants to the Investor. The $150,000 investment was provided upon signature of the Second SPA. The investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 10,838 shares of Common Stock, at an exercise price equal to $3.46. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the three months ended March 31, 2021 totaled $75,000 compared to $21,000 for the three months ended March 31, 2020. The increase in the total revenue is mainly due to the increase in digital assets and online sales capabilities, and additional online sale activities added to the company in October 2020 with the launch of Sarah & Sam fashion brand. Revenues generated exclusively by Sarah & Sam during the three months ended March 31, 2021 totaled $52,000 with a gross profit of $35,000 which represents a gross profit margin of 67.3%.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended March 31, 2021 totaled $37,000 compared to $14,000 for the three months ended March 31, 2020. The increase in the costs of revenue is mainly due to increase in sales as described above.

Gross Profit

During the three months ended March 31, 2021, Gross Profit totaled $38,000, representing a Gross Profit margin of 50.66%. During the three months ended March 31, 2020, Gross Profit totaled $7,000, representing a Gross Profit margin of 33%. The increase is mainly due to the launch of the Sarah & Sam fashion brand, which carries higher gross profit margins than sale and distribution of smart luggage products.

Operating Expenses

Operating expenses totaled $326,000 during the three months ended March 31, 2021, compared to $364,000 during the three months ended March 31, 2020, representing a net decrease of $38,000. The decrease in the operating expenses is mainly due to decrease in the research and development and Selling and marketing expenses.

Financing Income (expenses)

Financing expenses totaled $347,000 during the three months ended March 31, 2021 compared to a financing income of $519,000 during the three months ended March 31, 2020 representing a net increase of 866,000. The increase in the operating expenses is mainly due to increase in the expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses.

Net Profit/Loss

We realized a net loss of $635,000 for the three months ended March 31, 2021, as compared to a net profit of $162,000 for the three months ended March 31, 2020, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2021, the Company had $8,000 of cash, total current assets of $147,000, and total current liabilities of $1,231,000, creating a working capital deficit of $1,084,000. As of December 31, 2020, the Company had $54,000 of cash, total current assets of $211,000 and total current liabilities of $1,127,000 creating a working capital deficit of $916,000. The decrease in our working capital deficit was mainly attributable to decrease of $46,000 in cash and cash equivalents.

Net cash used in operating activities was $46,000 for the three months ended March 31, 2021, as compared to cash used in operating activities of $225,000 for the three months ended March 31, 2020. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 3, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor invested an aggregate amount of $220,000 in two tranches, and the Company issued convertible debentures and warrants to the Investor. The first tranche of the investment in the amount of $150,000 was provided upon signature of the SPA. The second tranche in the amount of $70,000 was provided on October 7, 2020. The funds are expected to be used to finance the Company’s working capital and other general corporate needs. Each tranche of the investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 18,333,333 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“Second SPA”) with the Investor, pursuant to which the Investor will invest $150,000, and the Company will issue a convertible debenture and warrants to the Investor. The $150,000 investment was provided upon signature of the Second SPA. The investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 10,838 shares of Common Stock, at an exercise price equal to $3.46. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

On April 19, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $40,000 and the accrued interest in the amount of $7,067 into 40,861 shares of Common Stock of the Company. The fair market value of the shares was $62,000.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
3.5	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).
3.6	Certificate of Change to the Articles of Incorporation Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on March 22, 2021)
10.1	Securities Purchase Agreement, dated September 3, 2020, between Samsara Luggage, Inc. and YAII PN, Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.2	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.3	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.4	Securities Purchase Agreement, signed April 6, 2021, between Samsara Luggage, Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.5	Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.6	Form of Warrant to Purchase Common Stock (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
101.INS	XBRL Instance Document#
101.SCH	XBRL Taxonomy Extension Schema #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase#
101.DEF	XBRL Taxonomy Extension Definition Linkbase#
101.LAB	XBRL Taxonomy Extension Labels Linkbase#
101.PRE	XBRL Taxonomy Extension Presentation Linkbase#

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: May 14, 2021	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)