Form 10-Q
period 2021-06-30
Samsara Luggage, Inc.
filed 2021-08-16
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2021

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2021 was 1,447,955 shares.

SAMSARA LUGGAGE, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	197	54
Accounts Receivables	-	4
Inventory	97	153
Other current assets	-	-
Total current assets	294	211

Property and Equipment, net	4	4
Total assets	298	215

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Trade payable	100	125
Accrued Expense	20	74
Related party payables	162	126
Convertible notes and short-term loans (Note 3)	139	289
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	641	493
Fair value of warrants issued in convertible loan (Note 3)	104	20
Total current liabilities	1,166	1,127

TOTAL LIABILITIES	1,166	1,127

STOCKHOLDERS’ DEFICIT
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value; 1,360,881 issued and outstanding as of June 30, 2021 and 786,700 issued and outstanding as of December 31, 2020.	136	78
Additional paid in capital	8,528	6,385
Services receivable	(679)	(999)
Accumulated deficit	(8,853)	(6,376)
Total stockholders’ deficit	(868)	(912)

Total liabilities and stockholders’ deficit	298	215

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

Revenues from sales of products	184	351	109	330

Cost of sales of products	141	186	104	172

GROSS PROFIT	43	165	5	158

OPERATING EXPENSES

Research and development expenses	-	140	-	105
Selling and marketing expenses	161	187	100	105
General and administrative	616	524	351	277
TOTAL OPERATING EXPENSES	777	851	451	487

OPERATING LOSS	(734)	(686)	(446)	(329)

FINANCING INCOME (EXPENSES)
Interest and amortization of issuance cost on note and short-term loan	(94)	(84)	(22)	(51)
Income in respect of warrants issued and convertible component in convertible loan, net interest expenses	(1,649)	545	(1,374)	(7)
TOTAL FINANCING INCOME (EXPENSES)	(1,743)	461	(1,396)	(58)

NET LOSS	(2,477)	(225)	(1,842)	(387)

Net loss per basic and diluted share	(2.56)	(0.45)	(1.69)	(0.77)
Weighted average number of basic and diluted common shares outstanding	966,289	505,134	1,090,199	505,134

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Six Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss	(2,477)	(225)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	320	360
Interest on convertible note and short-term loan and amortization of issuance cost	62	75
Issuance of shares for services	70	-
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	1,649	(545)
Depreciation	-	1
Changes in Operating Assets and Liabilities:
Inventory	56	(48)
Accounts recievables	4	-
Other current assets	-	1
Related parties, net	36	7
Accounts payable	(5)	(2)

Net Cash Used by Operating Activities	(285)	(376)

Cash Flows from Financing Activities:
Proceeds from Convertible loans, net of issuance cost	628	55
Prepayments of loans	(200)	-

Net Cash Provided by Financing Activities	428	55

Net Increase (Decrease) in Cash	143	(321)
Cash at Beginning of Period	54	477
Cash at End of Period	197	156

Supplemental disclosure of non-cash financing activities
Cash paid for interest	-	-
Issuance of Common stock due to exercise of converted loans	1,944	-
Issuance of Common stock against Accounts Payables	20	-

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

During the last quarter of 2020, Samsara launched Sarah & Sam Fashion and Lifestyle Collection. Sarah& Sam is a part of Samsara Direct business model prompted by the travel limitations due to the coronavirus pandemic, leveraging the company’s established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2021, the Company had approximately $197 in cash and cash equivalents, approximately $872 in deficit of working capital and an accumulated deficit of approximately $8,853. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	641	641
Fair value of warrants issued in convertible loan	-	-	104	104
Total liabilities	-	-	745	745

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	493	493
Fair value of warrants issued in convertible loan	-	-	20	20
Total liabilities	-	-	513	513

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

Other new pronouncements issued but not effective as of June 30, 2021 are not expected to have a material impact on the Company’s financial statements.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

(Amounts in U.S. dollar thousands, except share and per share data)

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $50 and the accrued interest in the amount of $4 into 38,303 shares of Common Stock of the Company. The fair market value of the shares was $64.

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $55 and the accrued interest in the amount of $3 into 16,713 shares of Common Stock of the Company. The fair market value of the shares was $216.

On April 19, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $40 and the accrued interest in the amount of $7 into 40,861 shares of Common Stock of the Company. The fair market value of the shares was $62.

On May 12, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $60 and the accrued interest in the amount of $2 into 44,202 shares of Common Stock of the Company. The fair market value of the shares was $103.

On May 17, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $65 into 48,316 shares of Common Stock of the Company. The fair market value of the shares was $85.

On May 20, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $65 into 50,611 shares of Common Stock of the Company. The fair market value of the shares was $171.

On May 21, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 into 54,386 shares of Common Stock of the Company. The fair market value of the shares was $280.

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 into 54,407 shares of Common Stock of the Company. The fair market value of the shares was $322.

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $15 and accrued interest of $11 into 11,647 shares of Common Stock of the Company. The fair market value of the shares was $68.

As of June 30, 2021 this loan was paid in full

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

June 30, 2021
Common stock price	$3,94
Expected volatility	312%
Expected term	2.93 years
Risk free rate	0.45%
Expected dividend yield	0%
Fair Market Value of Warrants	$51

December 31, 2020
Common stock price	1.40
Expected volatility	227.88%
Expected term	3.43 years
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$16

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

B.

On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150 was provided upon execution of the SPA. The second tranche in the amount of $70 was provided on October 7, 2020. Each tranche of the loan bears interest at an annual rate of ten percent (10%). Each tranche of the investment bears interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company will issue to the Investor warrants to purchase an aggregate of 2,619 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. The Company has undertaken to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing. The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $50 into 47,247 shares of Common Stock of the Company. The fair market value of the shares was $281.

On May 25, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $80 into 62,138 shares of Common Stock of the Company. The fair market value of the shares was $249.

On May 28, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 into 57,837 shares of Common Stock of the Company. The fair market value of the shares was $164.

On June 1, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $20 into 15,559 shares of Common Stock of the Company. The fair market value of the shares was $39.

As of June 30, 2021 this loan was paid in full

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2021
Common stock price	$3.94
Expected volatility	312%
Expected term	4.18
Risk free rate	0.70%
Expected dividend yield	0%
Fair Market Value of Warrants	$10

December 31, 2020
Common stock price	1.39
Expected volatility	227.88%
Expected term	4.68
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$4

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

C.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67 (the “Initial Investment”). The SPA contemplates additional financing of up to $925 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

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

As of June 30, 2021 this loan was paid in full

D.	On April 6, 2021, the Company entered into a third Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150 and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates:

The following are the data and assumptions used as of the issuance date:

April 6, 2021
Common stock price	$1.97
Expected volatility	322%
Expected term	2.00
Risk free rate	0.16%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$156

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following are the data and assumptions used as of the balance sheet date:

June 30, 2021
Common stock price	$3.94
Expected volatility	312%
Expected term	1.77
Risk free rate	0.21%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$220

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates:

The following are the data and assumptions used as of the issuance date:

April 6 2021
Common stock price	$1.97
Expected volatility	322%
Expected term	5.00
Risk free rate	0.88%
Expected dividend yield	0%
Fair Market Value of Warrants	$21

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2021
Common stock price	$3.94
Expected volatility	312.2%
Expected term	4.77
Risk free rate	0.82%
Expected dividend yield	0%
Fair Market Value of Warrants	$43

E.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each trench is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first trench in the principal amount of $500 was issued on June 7, 2021. The second trench in the principal amount of $500 will be issued within one (1) business day following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third trench in the principal amount of $250 will be issued within one (1) business day following the Registration Statement having been declared effective by the SEC.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The Convertible Debentures bear interest at a rate of 10% per annum (15% on default) and have a maturity date of one (1) year. The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into the Company’s Common Stock at a conversion price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. The Convertible Debentures may not be converted into common stock to the extent such conversion would result in the Investor beneficially owning more than 9.99% of the Company’s outstanding Common Stock (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The Convertible Debentures provide the Company with a redemption right, pursuant to which the Company, upon fifteen (15) business days’ prior notice to the Investor, may redeem, in whole or in part, outstanding principal and interest at a redemption price equal to the principal amount being redeemed plus a redemption premium equal to 5% of the outstanding principal amount being redeemed plus outstanding and accrued interest; however, the Investor shall have fifteen (15) business days after receipt of the Company’s redemption notice to elect to convert all or any portion of the Convertible Debentures, subject to the Beneficial Ownership Limitation. In connection with the Securities Purchase Agreement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it is required to file the Registration Statement with the SEC for the resale of the Conversion Shares. Pursuant to the Registration Rights Agreement, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement. The Company is obligated to file the Registration Statement no later than 45 days after the First Closing Date and to have it declared effective by the SEC no later than 105 days after filing (the “Registration Obligations”).

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the issuance date:

June 7, 2021
Common stock price	$6.33
Expected volatility	359%
Expected term	1.00
Risk free rate	0.05%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$423

The following are the data and assumptions used as of the balance sheet date:

June 30, 2021
Common stock price	$3.94
Expected volatility	359%
Expected term	0.94
Risk free rate	0.07%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$421

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following table presents the changes in fair value of the level 3 liabilities for the period ended June 30, 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2020	20	493
Fair value converted	-	(484)
Fair value of issued level 3 liability	21	578
Changes in fair value	63	54
Outstanding at June 30, 2021	104	641

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances as of June 30, 2021 and December 31, 2020 consisted of the following:

Related Parties Payable

	June 30, 2021	December 31, 2020
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	162	126

General and Administrative Expenses

	For the Period Ended June 30,
	2021	2020
	(U.S. dollars in thousands)
Management Fee	50	50

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the six months ended June 30, 2021:

Summary of common stock activity for the six months ended June 30, 2021	Outstanding shares
Balance, December 31, 2020	786,700
Shares issued due to conversion of Notes.	549,675
Shares issued for services	21,658
Roundup shares due to reverse split.	2,848
Balance, June 30, 2021	1,360,881

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50and the accrued interest in the amount of $4 into 38,303 shares of Common Stock of the Company. The fair market value of the shares was $64.

On January 21, 2021, the Company issued 7,383 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider. The fair market value of the shares was $20.

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $55 and the accrued interest in the amount of $4 into 16,713 shares of Common Stock of the Company. The fair market value of the shares was $216.

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

On April 19, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $40 and the accrued interest in the amount of $7into 40,861 shares of Common Stock of the Company. The fair market value of the shares was $62.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On May 12, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $60 and the accrued interest in the amount of $2 into 44,202 shares of Common Stock of the Company. The fair market value of the shares was $103.

On May 17, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $65 into 48,316 shares of Common Stock of the Company. The fair market value of the shares was $85.

On May 20, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $65 into 50,611 shares of Common Stock of the Company. The fair market value of the shares was $171.

On May 21, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 into 54,386 shares of Common Stock of the Company. The fair market value of the shares was $280.

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 into 54,407 shares of Common Stock of the Company. The fair market value of the shares was $322.

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $15 and accrued interest of $10 into 11,647 shares of Common Stock of the Company. The fair market value of the shares was $68.

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $50 into 47,247 shares of Common Stock of the Company. The fair market value of the shares was $281.

On May 25, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $80 into 62,138 shares of Common Stock of the Company. The fair market value of the shares was $249.

On May 28, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 into 57,837 shares of Common Stock of the Company. The fair market value of the shares was $164.

On June 1, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $20 into 15,559 shares of Common Stock of the Company. The fair market value of the shares was $39.

On June 14, 2021, the Company issued 14,275 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider. The fair market value of the shares was $70.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Recent Developments

Reverse Stock Split

On March 17, 2021, the Company filed a Certificate of Change with the Secretary of State of the State of Nevada (the “Certificate of Change”) to effect a reverse split of Company’s common stock at a ratio of 1-for-7,000 (the “Reverse Stock Split”). The Reverse Stock Split took effect at the open of business on Tuesday, March 23, 2021. As a result of the Reverse Stock Split, each seven thousand (7,000) pre-split shares of common stock outstanding automatically combined into one (1) new share of common stock without any action on the part of the holders, and the number of outstanding shares common stock were reduced from 5,995,825,131 shares to 8,565,465 shares (subject to rounding of fractional shares).

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

April 2021

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“Second SPA”) with the Investor, pursuant to which the Investor invested $150,000, and the Company issued a convertible debenture and warrants to the Investor. The $150,000 investment was provided upon signature of the Second SPA. The investment will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

June 2021

On June 7, 2021, the Company entered into a securities purchase agreement with the Investor, pursuant to which the Company sold and issued convertible debentures in the aggregate amount of up to $1,250,000 (the “Purchase Price”), which are convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) (as converted, the “Conversion Shares”), of which:

(i)	a Convertible Debenture (the “First Convertible Debenture”) in the principal amount of $500,000 (the “First Convertible Debenture Purchase Price”) was issued upon execution of the Securities Purchase Agreement (the “First Closing Date”);

(ii)	a Convertible Debenture (the “Second Convertible Debenture”) in the principal amount of $500,000 shall be issued within one (1) business day following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”); and

(iii)	a Convertible Debenture (the “Third Convertible Debenture”) in the principal amount of $250,000 (the “Third Convertible Debenture Purchase Price”) shall be issued within one (1) business day following the Registration Statement having been declared effective by the SEC.

The Convertible Debentures bear interest at a rate of 10% per annum (15% on default) and have a maturity date of one (1) year. The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into the Company’s Common Stock at a conversion price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. The Convertible Debentures may not be converted into common stock to the extent such conversion would result in the Investor beneficially owning more than 9.99% of the Company’s outstanding Common Stock (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The Convertible Debentures provide the Company with a redemption right, pursuant to which the Company, upon fifteen (15) business days’ prior notice to the Investor, may redeem, in whole or in part, outstanding principal and interest at a redemption price equal to the principal amount being redeemed plus a redemption premium equal to 5% of the outstanding principal amount being redeemed plus outstanding and accrued interest; however, the Investor shall have fifteen (15) business days after receipt of the Company’s redemption notice to elect to convert all or any portion of the Convertible Debentures, subject to the Beneficial Ownership Limitation.

In connection with the Securities Purchase Agreement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it is required to file the Registration Statement with the SEC for the resale of the Conversion Shares. Pursuant to the Registration Rights Agreement, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement. The Company is obligated to file the Registration Statement no later than 45 days after the First Closing Date and to have it declared effective by the SEC no later than 105 days after filing (the “Registration Obligations”).

The transaction closed on June 7, 2021 when the Company received the First Convertible Debenture Purchase Price.

Results of Operations

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the six months ended June 30, 2021 totaled $184,000 compared to $351,000 for the six months ended June 30, 2020. The decrease in the total revenue is mainly due to the Essentials Kits sales in second quarter of 2020, that increased sales dramatically, offering COVID essentials products that were in high demand at the beginning of the pandemic. Revenues generated exclusively by Sarah & Sam during the six months ended June 30, 2021 totaled $150,000 with a gross profit of $80,000 which represents a gross profit margin of 53.3%. Revenues for the second quarter ending June 30, 2021 grew by 200% with an increase in new cluster sales from its newest vertical Sarah and Sam. Samsara launched Sarah & Sam, a fashion and lifestyle collection in the fourth quarter of the 2020 fiscal year. Sarah & Sam is a part of Samsara Direct, a new business model initiated in response to the travel restrictions enforced due to the coronavirus pandemic. Samsara Direct leverages the company's established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the six months ended June 30, 2021 totaled $141,000 compared to $186,000 for the six months ended June 30, 2020. The decrease in the costs of revenue is mainly due to decrease in sales as described above.

Gross Profit

During the six months ended June 30, 2021, Gross Profit totaled $43,000, representing a Gross Profit margin of 23.36%. During the six months ended June 30, 2020, Gross Profit totaled $165,000, representing a Gross Profit margin of 47%.

Operating Expenses

Operating expenses totaled $777,000 during the six months ended June 30, 2021, compared to $851,000 during the six months ended June 30, 2020, representing a net decrease of $74,000. The decrease in the operating expenses is mainly due to decrease in the research and development and selling and marketing expenses.

Financing Income (expenses)

Financing expenses totaled $1,743,000 during the six months ended June 30, 2021 compared to a financing income of $461,000 during the six months ended June 30, 2020 representing a net decrease of 2,204,000. The increase in the financing expenses is mainly due to increase in the expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses mostly attributed to the conversion of the warrants into the Common Shares of the Company.

Net Profit/Loss

We realized a net loss of $2,477,000 for the six months ended June 31, 2021, as compared to a net loss of $225,000 for the six months ended June 31, 2020, for the reasons described above.

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the three months ended June 30, 2021 totaled $109,000 compared to $330,000 for the three months ended June 30, 2020.The decrease in the total revenue is mainly due to the Essentials Kits sales in Q2 of 2020, that increased sales dramatically, offering COVID essentials products that were in high demand at the beginning of the pandemic. Revenues generated exclusively by Sarah & Sam during the three months ended June 30, 2021 totaled $98,000 with a gross profit of $45,000 which represents a gross profit margin of 46%.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended June 30, 2021 totaled $104,000 compared to $172,000 for the three months ended June 30, 2020. The increase in the costs of revenue is mainly due to increase in sales as described above.

Gross Profit

During the three months ended June 30, 2021, Gross Profit totaled $5,000, representing a Gross Profit margin of 4.58%. During the three months ended June 30, 2020, Gross Profit totaled $158,000, representing a Gross Profit margin of 48%.

Operating Expenses

Operating expenses totaled $451,000 during the three months ended June 30, 2021, compared to $487,000 during the three months ended June 30, 2020, representing a net decrease of $36,000. The decrease in the operating expenses is mainly due to decrease in the research and development, selling and marketing expenses.

Financing Income (expenses)

Financing expenses totaled $1,396,000 during the three months ended June 30, 2021 compared to a financing expenses of $58,000 during the three months ended June 30, 2020 representing a net increase of 1,338,000. The increase in the operating expenses is mainly due to increase in the expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses. The decrease in the financing expenses is mainly due to increase in the expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses mostly attributed to the conversion of the warrants into the Common Shares of the Company.

Net Profit/Loss

We realized a net loss of $1,842,000 for the three months ended June 31, 2021, as compared to a net loss of $387,000 for the three months ended June 31, 2020, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2021, the Company had $197,000 of cash, total current assets of $294,000, and total current liabilities of $1,166,000, creating a working capital deficit of $872,000. As of December 31, 2020, the Company had $54,000 of cash, total current assets of $211,000 and total current liabilities of $1,127,000 creating a working capital deficit of $916,000. The decrease in our working capital deficit was mainly attributable to decrease of $46,000 in cash and cash equivalents.

Net cash used in operating activities was $285,000 for the six months ended June 30, 2021, as compared to cash used in operating activities of $376,000 for the six months ended June 30, 2020. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash provided by financing activities was $428,000 for the six months ended June 30, 2021, as compared to $55,000 for the six months ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

June 2021 Transaction

On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN Ltd., a Cayman Islands exempt company (the “Investor”), pursuant to which the Company sold and issued convertible debentures (individually a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the aggregate amount of up to $1,250,000 (the “Purchase Price”), which are convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) (as converted, the “Conversion Shares”), of which:

(i)	a Convertible Debenture (the “First Convertible Debenture”) in the principal amount of $500,000 (the “First Convertible Debenture Purchase Price”) was issued upon execution of the Securities Purchase Agreement (the “First Closing Date”);

(ii)	a Convertible Debenture (the “Second Convertible Debenture”) in the principal amount of $500,000 shall be issued within one (1) business day following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”); and

(iii)	a Convertible Debenture (the “Third Convertible Debenture”) in the principal amount of $250,000 (the “Third Convertible Debenture Purchase Price”) shall be issued within one (1) business day following the Registration Statement having been declared effective by the SEC.

The Convertible Debentures bear interest at a rate of 10% per annum (15% on default) and have a maturity date of one (1) year. The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into the Company’s Common Stock at a conversion price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. The Convertible Debentures may not be converted into common stock to the extent such conversion would result in the Investor beneficially owning more than 9.99% of the Company’s outstanding Common Stock (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The Convertible Debentures provide the Company with a redemption right, pursuant to which the Company, upon fifteen (15) business days’ prior notice to the Investor, may redeem, in whole or in part, outstanding principal and interest at a redemption price equal to the principal amount being redeemed plus a redemption premium equal to 5% of the outstanding principal amount being redeemed plus outstanding and accrued interest; however, the Investor shall have fifteen (15) business days after receipt of the Company’s redemption notice to elect to convert all or any portion of the Convertible Debentures, subject to the Beneficial Ownership Limitation.

In connection with the Securities Purchase Agreement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it is required to file the Registration Statement with the SEC for the resale of the Conversion Shares. Pursuant to the Registration Rights Agreement, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement. The Company is obligated to file the Registration Statement no later than 45 days after the First Closing Date and to have it declared effective by the SEC no later than 105 days after filing (the “Registration Obligations”). The Registration Statement was filed on July 2, 2021, and amended on August 2, 2021.

The shares of common stock to be issued in the event of conversion of the convertible debentures and upon exercise of the warrants will not be registered under the Securities Act, or any state securities laws, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
3.5	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).
3.6	Certificate of Change to the Articles of Incorporation Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on March 22, 2021)
10.1	Securities Purchase Agreement, dated September 3, 2020, between Samsara Luggage, Inc. and YAII PN, Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.2	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.3	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.4	Securities Purchase Agreement, signed April 6, 2021, between Samsara Luggage, Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.5	Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.6	Form of Warrant to Purchase Common Stock (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.7	Securities Purchase Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.8	Convertible Debenture, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.9	Registration Rights Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: August 16, 2021	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)