Form 10-Q
period 2021-09-30
Samsara Luggage, Inc.
filed 2021-11-15
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ___________

Commission file number 000-54649

SAMSARA LUGGAGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 East 57th Street, Suite 18-130 New York, NY 10022	07601
(Address of principal executive offices)	(Zip Code)

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

The number of shares of the registrant’s common stock outstanding as of November 15, 2021 was 1,696,949 shares.

SAMSARA LUGGAGE, INC.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	670	54
Accounts Receivables	1	4
Inventory	81	153

Total current assets	752	211

Property and Equipment, net	4	4
Total assets	756	215

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	108	125
Other accounts liabilities	31	74
Related party payables	151	126
Convertible notes and short-term loans (Note 3)	172	289
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	1,087	493
Fair value of warrants issued in convertible loan (Note 3)	56	20
Total current liabilities	1,605	1,127

TOTAL LIABILITIES	1,605	1,127

STOCKHOLDERS’ DEFICIT
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value; 1,495,482 issued and outstanding as of September 30, 2021 and 786,700 issued and outstanding as of December 31, 2020.	150	78
Additional paid in capital	8,918	6,385
Services receivable	(517)	(999)
Accumulated deficit	(9,400)	(6,376)
Total stockholders’ deficit	(849)	(912)

Total liabilities and stockholders’ deficit	756	215

The accompanying notes are an integral part of these unaudited condensed financial statements.

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

Revenues from sales of products	294	402	110	51

Cost of sales of products	236	234	95	48

GROSS PROFIT	58	168	15	3

OPERATING EXPENSES

Research and development expenses	17	170	17	30
Selling and marketing expenses	277	249	116	62
General and administrative	968	821	352	297
TOTAL OPERATING EXPENSES	1,262	1,240	485	389

OPERATING LOSS	(1,204)	(1,072)	(470)	(386)

FINANCING INCOME (EXPENSES)
Income (Interest) and amortization of issuance cost on note and short-term loan	(88)	(540)	6	(456)
Income in respect of warrants issued and convertible component in convertible loan, net interest expenses	(1,732)	732	(83)	187
TOTAL FINANCING INCOME (EXPENSES)	(1,820)	192	(77)	(269)

NET LOSS	(3,024)	(880)	(547)	(655)

Net loss per basic and diluted share	(2.67)	(1.70)	(0.39)	(1.21)
Weighted average number of basic and diluted common shares outstanding	1,130,489	516,759	1,399,307	539,757

The accompanying notes are an integral part of these unaudited condensed financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	(3,024)	(880)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of services receivable	482	524
Interest on convertible note and short-term loan and amortization of issuance cost	92	527
Issuance of shares for services	70	-
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(1,729)	(732)
Depreciation		1
Changes in Operating Assets and Liabilities:
Inventory	72	(46)
Accounts receivables	3	(4)
Other current assets	-	1
Related parties, net	25	12
Accounts payable	2	66
Other Accounts liabilities	(13)	(2)
Net Cash Used by Operating Activities	(562)	(533)

Cash Flows from Financing Activities:
Proceeds from Convertible loans, net of issuance cost	1,378	191
Prepayments of loans	(200)	-

Net Cash Provided by Financing Activities	1,178	191

Net Increase (Decrease) in Cash	616	(342)
Cash at Beginning of Period	54	477
Cash at End of Period	670	135

Supplemental disclosure of non-cash financing activities
Cash paid for interest	-	-
Issuance of Common stock due to exercise of converted loans	2,348	223
Issuance of Common stock against Accounts Payables	20	-

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2021, the Company had approximately $670,000 in cash and cash equivalents, approximately $ 853,000 in deficit of working capital and an accumulated deficit of approximately $9,400,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,087	1,087
Fair value of warrants issued in convertible loan	-	-	56	56
Total liabilities	-	-	1,143	1,143

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	493	493
Fair value of warrants issued in convertible loan	-	-	20	20
Total liabilities	-	-	513	513

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

Other new pronouncements issued but not effective as of September 30, 2021 are not expected to have a material impact on the Company’s financial statements.

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

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $55 and the accrued interest in the amount of $3into 16,713 shares of Common Stock of the Company. The fair market value of the shares was $216.

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

As of September 30, 2021 this loan was paid in full

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

September 30, 2021
Common stock price	$2.16
Expected volatility	291.7%
Expected term	2.68 years
Risk free rate	0.45%
Expected dividend yield	0%
Fair Market Value of Warrants	$27

December 31, 2020
Common stock price	1.40
Expected volatility	227.88%
Expected term	3.43 years
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$16

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

B.	On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150 was provided upon execution of the SPA. The second tranche in the amount of $70 was provided on October 7, 2020. Each tranche of the loan bears interest at an annual rate of ten percent (10%). Each tranche of the investment bears interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date. As part of the transaction, the Company will issue to the Investor warrants to purchase an aggregate of 2,619 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. The Company has undertaken to increase its authorized shares of Common Stock to at least 7,000,000,000 within 90 days of the closing. The SPA and the convertible debentures contain events of default, including, among other things, failure to repay the convertible debentures by the maturity date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the convertible debentures into shares of common stock.

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

As of September 30, 2021 this loan was paid in full

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

September 30, 2021
Common stock price	$2.16
Expected volatility	291.7%
Expected term	3.93
Risk free rate	0.74%
Expected dividend yield	0%
Fair Market Value of Warrants	$6

December 31, 2020
Common stock price	1.39
Expected volatility	227.88%
Expected term	4.68
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$4

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

C.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67 (the “Initial Investment”). The SPA contemplates additional financing of up to $925 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

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

As of September 30, 2021 this loan was paid in full

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

On September 20, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $100 into 47,887 shares of Common Stock of the Company. The fair market value of the shares was $130.

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

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following are the data and assumptions used as of the balance sheet date:

September 30, 2021
Common stock price	$2.16
Expected volatility	308.45%
Expected term	1.52
Risk free rate	0.19%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$179

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates:

The following are the data and assumptions used as of the issuance date:

April 6 2021
Common stock price	$1.97
Expected volatility	322%
Expected term	5.00
Risk free rate	0.88%
Expected dividend yield	0%
Fair Market Value of Warrants	$21

The following are the data and assumptions used as of the balance sheet dates:

September 30, 2021
Common stock price	$2.16
Expected volatility	291.7%
Expected term	4.52
Risk free rate	0.87%
Expected dividend yield	0%
Fair Market Value of Warrants	$23

E.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each trench is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first trench in the principal amount of $500 was issued on June 7, 2021. The second trench in the principal amount of $500 was issued on July 6,2021 following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third trench in the principal amount of $250 was issued on September 7,2021 following the Registration Statement was declared effective by the SEC.

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

The following are the data and assumptions used as of the issuance dates:

June 7, 2021
Common stock price	$6.33
Expected volatility	359%
Expected term	1.00
Risk free rate	0.05%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$453

July 6, 2021
Common stock price	$3.71
Expected volatility	349%
Expected term	1.00
Risk free rate	0.07%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$565

September 7, 2021
Common stock price	$2.95
Expected volatility	328.53%
Expected term	1.00
Risk free rate	0.08%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$254

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following are the data and assumptions used as of the balance sheet date:

September 30, 2021
Common stock price	$2.16
Expected volatility	266%
Expected term	0.68-0.93
Risk free rate	0.05%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$908

The following table presents the changes in fair value of the level 3 liabilities for the period ended September 30, 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2020	20	493
Fair value converted	-	(484)
Fair value of issued level 3 liability	21	1,397
Changes in fair value	15	(319)
Outstanding at September 30, 2021	56	1,087

NOTE 4 – RELATED PARTY TRANSACTIONS

Related party balances as of September 30, 2021 and December 31, 2020 consisted of the following:

Related Parties Payable

	September 30, 2021	December 31, 2020
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	151	126

General and Administrative Expenses

	For the Period Ended September 30,
	2021	2020
	(U.S. dollars in thousands)
Management Fee	75	75

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the nine months ended September 30, 2021:

Summary of common stock activity for the nine months ended September 30, 2021	Outstanding shares
Balance, December 31, 2020	786,700
Shares issued due to conversion of Notes.	684,570
Shares issued for services	21,723
Roundup shares due to reverse split.	2,849
Balance, September 30, 2021	1,495,842

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50 and the accrued interest in the amount of $4 into 38,303 shares of Common Stock of the Company. The fair market value of the shares was $64.

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

On July 26, 2021, Moshe Zuk exercised his Convertible Note principal in the amount of $50 and into 87,074 shares of Common Stock of the Company. The fair market value of the shares was $274.

On September 20, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $100 into 47,887 shares of Common Stock of the Company. The fair market value of the shares was $130.pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $150

NOTE 6 – SUBSEQUENT EVENTS

On October 14, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $150 and accrues interest of $1 into 109,018 shares of Common Stock of the Company. The fair market value of the shares was $248.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.

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

September 2021

During the third quarter of 2021, the Company increased its R&D, manufacturing capabilities and strategic marketing activities in preparation for the launch of the first product from its Next Gen line of travel luggage and coordinating accessories. Despite the interruptions with the global supply chain, the Company expects to establish a reliable production line that will be able to meet the anticipated increase in demand of travel products in 2022.

Results of Operations

Nine months ended September 30, 2021 compared to the nine months ended September  30, 2020

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the nine months ended September 30, 2021 totaled $294,000 compared to $402,000 for the nine months ended June 30, 2020. The decrease in the total revenue is mainly due to the Essentials Kits sales in second quarter of 2020, that increased sales dramatically, offering COVID essentials products that were in high demand at the beginning of the pandemic. Revenues for the quarter ending September 30, 2021 grew by 200% with an increase in new cluster sales from its newest vertical Sarah and Sam. Samsara launched Sarah & Sam, a fashion and lifestyle collection in the fourth quarter of the 2020 fiscal year. Sarah & Sam is a part of Samsara Direct, a new business model initiated in response to the travel restrictions enforced due to the coronavirus pandemic. Samsara Direct leverages the company’s established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the nine months ended September 30, 2021 totaled $236,000 compared to $234,000 for the nine months ended September 30, 2020. The decrease in the costs of revenue is mainly due to decrease in sales as described above.

Gross Profit

During the nine months ended September 30, 2021, Gross Profit totaled $58,000 representing a Gross Profit margin of 20%. During the nine months ended September 30, 2020, Gross Profit totaled $168,000, representing a Gross Profit margin of 42%.

Operating Expenses

Operating expenses totaled $1,262,000 during the nine months ended September 30, 2021, compared to $1,179,000 during the nine months ended September 30, 2020, representing a net increase of $83,000.

Financing Income (expenses)

Financing expenses totaled $1,820,000 during the nine months ended September 30, 2021 compared to a financing income of $192,000 during the nine months ended September 30, 2020 representing a net increase of 1,628,000. The increase in the financing expenses is mainly due to increase in the expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses mostly attributed to the conversion of the warrants into the Common Shares of the Company.

Net Profit/Loss

We realized a net loss of $3,024,000 for the nine months ended September 31, 2021, as compared to a net loss of $880,000 for the nine months ended September 31, 2020, for the reasons described above.

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the three months ended September 30, 2021 totaled $110,000 compared to $51,000 for the three months ended September 30, 2020. The increase in the total revenue is mainly due to Sarah & Sam fashion brand. Revenues generated exclusively by Sarah & Sam during the three months ended September 30, 2021 totaled $,000 with a gross profit of $,000 which represents a gross profit margin of %.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended September 30, 2021 totaled $95,000 compared to $48,000 for the three months ended September 30, 2020. The increase in the costs of revenue is mainly due to increase in sales as described above.

Gross Profit

During the three months ended September 30, 2021, Gross Profit totaled $15,000, representing a Gross Profit margin of 13.6%. During the three months ended September 30, 2020, Gross Profit totaled $3,000, representing a Gross Profit margin of 6%.

Operating Expenses

Operating expenses totaled $,000 during the three months ended September 30, 2021, compared to $389,000 during the three months ended September 30, 2020, representing a net decrease of $,000. The decrease in the operating expenses is mainly due to decrease in the research and development, selling and marketing expenses.

Financing Income (expenses)

Financing expenses totaled $77,000 during the three months ended September 30, 2021 compared to a financing expenses of $269,000 during the three months ended September 30, 2020 representing a net decrease of 192,000.

Net Profit/Loss

We realized a net loss of $547,000 for the three months ended September 31, 2021, as compared to a net loss of $655,000 for the three months ended September 31, 2020, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2021, the Company had $670,000 of cash, total current assets of $752,000, and total current liabilities of $1,605,000, creating a working capital deficit of $853,000. As of December 31, 2020, the Company had $54,000 of cash, total current assets of $211,000 and total current liabilities of $1,127,000 creating a working capital deficit of $916,000. The decrease in our working capital deficit was mainly attributable to decrease of $616,000 in cash and cash equivalents.

Net cash used in operating activities was $562,000 for the nine months ended September 30, 2021, as compared to cash used in operating activities of $533,000 for the nine months ended September 30, 2020. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash provided by financing activities was $1,178,000 for the nine months ended September 30, 2021, as compared to $191,000 for the nine months ended September 30, 2020.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference)
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
3.5	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020 and incorporated herein by reference).
3.6	Certificate of Change to the Articles of Incorporation Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on March 22, 2021)
10.1	Securities Purchase Agreement, dated September 3, 2020, between Samsara Luggage, Inc. and YAII PN, Ltd (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.2	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.3	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.4	Securities Purchase Agreement, signed April 6, 2021, between Samsara Luggage, Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.5	Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.6	Form of Warrant to Purchase Common Stock (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.7	Securities Purchase Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.8	Convertible Debenture, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.9	Registration Rights Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
101.INS	Inline XBRL Instance Document.#
101.SCH	Inline XBRL Taxonomy Extension Schema Document.#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: November 15, 2021	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)