Form 10-K
period 2021-12-31
Samsara Luggage, Inc.
filed 2022-04-11
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54649

SAMSARA LUGGAGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 East 57th Street, Suite 18-130 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

(877) 421-1574

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) was $4,330,308.22.

The number of shares of the registrant’s common stock outstanding as of March 23, 2022 was 2,152,945 shares.

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

This Annual Report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this Annual Report are made as of the date of this Annual Report and should be evaluated with consideration of any changes occurring after the date of this Annual Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

On November 6, 2019, the Company filed (1) Articles of Merger with the Secretary of State of the State of Nevada in which the Company amended its Articles of Incorporation to change the Company’s name from “Darkstar Ventures, Inc.” to “Samsara Luggage, Inc.” (the “Name Change”); and (2) a Certificate of Amendment with the Secretary of State of the State of Nevada in which the Company increased the number of authorized shares of common stock of the Company from 2,000,000,000 shares of common stock to 5,000,000,000 shares of common stock and subsequently became effective on November 12, 2019.

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

Our principal executive offices are located at the following address: 135 East 57th Street, Suite 18-130, New York, New York 10022. Our telephone number is (877) 421-1574. Our website is www.samsaraluggage.com.

Our common shares are quoted on the OTCQB under the symbol “SAML.” On March 24, 2022, the closing price for shares of our common shares as reported on the OTCQB was $0.63 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Transactions during 2021

December 2021 Convertible Loan Agreement (YAII PN, Ltd.)

On December 14, 2021, Samsara Luggage, Inc. (the “Company”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) with YA II PN Ltd., a Cayman Islands exempt company (the “Investor”), pursuant to which the Company sold and issued a convertible debenture in the amount of $500,000 (the “Convertible Debenture”), which is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) (as converted, the “Conversion Shares”).

The Convertible Debenture bears interest at a rate of 10% per annum (15% on default) and has a maturity date of one (1) year. The Convertible Debenture provides a conversion right, in which any portion of the principal amount of the Convertible Debenture, together with any accrued but unpaid interest, may be converted into the Company’s Common Stock at a conversion price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. The Convertible Debenture may not be converted into common stock to the extent such conversion would result in the Investor beneficially owning more than 4.99% of the Company’s outstanding Common Stock (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The Convertible Debenture provides the Company with a redemption right, pursuant to which the Company, upon fifteen (15) business days’ prior notice to the Investor, may redeem, in whole or in part, outstanding principal and interest under the Convertible Debenture at a redemption price equal to the principal amount being redeemed plus a redemption premium equal to 5% of the outstanding principal amount being redeemed plus outstanding and accrued interest; however, the Investor shall have fifteen (15) business days after receipt of the Company’s redemption notice to elect to convert all or any portion of the Convertible Debenture, subject to the Beneficial Ownership Limitation.

June 2021 Convertible Loan Agreement (YAII PN, Ltd.)

On June 7, 2021, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Investor, pursuant to which the Company sold and issued convertible debentures (individually a “Convertible Debenture” and collectively, the “Convertible Debentures”) in the aggregate amount of up to $1,250,000 (the “Purchase Price”), which are convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”) (as converted, the “Conversion Shares”), of which:

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

In connection with the Securities Purchase Agreement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it was required to file the Registration Statement with the SEC for the resale of the Conversion Shares, which went effective on or about August 31, 2021.

April 2021 Convertible Loan Agreement (YAII PN, Ltd.)

On April 6, 2021, the Company entered into a Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor invested $150,000, and the Company issued a convertible debenture and warrants to the Investor. The $150,000 investment was provided upon signature of the SPA.

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

Samsara believes that aluminum is an untapped segment within the premium luggage market, with only few manufacturers currently in the industry. Samsara’s aluminum suitcase contains a 6061 aluminum alloy that combines titanium, magnesium and zinc to create a lightweight and durable natural material. The structure of the suitcase is designed to provide both convenience and ample storage space. The suitcase contains an ergonomic design with a flat top that can be used as a desk allowing the user to work on the go. The suitcase also contains a variety of storage options, including an opening log and a wheel design that creates additional packing space. The suitcase’s interior includes packing bags, toiletry bag, garment bag, and gym bag, all illuminated by an interior LED light. The suitcase comes in two colors, black and gray.

Furthermore, the suitcase contains an anodized coating, which is obtained through an electrolytic process that increases the natural oxide layer of the suitcase. The coated surface provides extra protection and a long-lasting appearance. It provides strength without adding weight and protects the suitcase from scratches, corrosion and weather damage. The anodized coating also gives the suitcase its color.

The “smart” components of the suitcase include a LED light control inside the suitcase and an alert system that informs the owner of the suitcase’s location if the suitcase is opened. Samsara’s proprietary mobile application connects to sensors in the suitcase for 24/7 connectivity. The suitcase’s battery status and LED interior light can be remotely monitored via the mobile application. The suitcase also contains a battery and charging port for charging laptops and mobile phones that is USB-C compatible.

In 2020, Samsara implemented a new marketing strategy and online infrastructure, based on its digital assets and a direct-to consumer (D2C) approach. Most of the Company’s marketing is currently directed to the end consumer and Samsara’s promotional efforts are aimed at the digital world and online sales.

In addition, during the fourth quarter of 2020, Samsara launched Sarah & Sam Fashion and Lifestyle Collection. Sarah & Sam is a part of Samsara’s direct business model prompted by the travel limitations due to the COVID-19 pandemic, leveraging the Company’s established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

Due to COVID-19, Samsara postponed the launch of its Next-Gen line of suitcases that were presented in January 2020 at the Consumer Electronics Show (CES) exhibition. The Company decided to make changes to its business plan and developed alternative product lines to create a new revenue stream during the Corona virus pandemic. These new products are all sold online by Samsara’s digital unit utilizing the Company’s digital assets.

●	In March 2020, Samsara launched sales of the “Essentials Kit”, offering protective essentials for travel.

●	In July 2020, Samsara launched the “Nano Weekender Bag”, an overnight travel bag treated with a layer of bacteriostatic Nano protection that prevents colonies of bacteria from developing on fabric.

●	In the fourth quarter of 2020, Samsara expanded its D2C activities with the launch of its “Sarah & Sam” Fashion and Lifestyle Collection on a new dedicated website: www.sarah-sam.com.

During the second half of 2021 Samsara has been preparing for an expansive launch scheduled for mid-year 2022. The Company focused on strengthening its strategic branding and marketing as well as developing its R&D to expand its product offerings based on the changing needs of the market. Samsara was working closely with the production assembly line to create a more reliable supply chain despite the global disruptions due to the COVID-19 pandemic. The Company was also working on quality assurance to ensure that the products meet the high-standards core to the company’s principles.

On the branding and marketing fronts, Samsara began building a library of digital assets that align with the ideal target audience for the upcoming collection. Samsara improved its branding to become more distinctive in the marketplace and mature as a brand with a unique voice. The branding and marketing efforts combined are designed to strategically grow the Samsara community and expand its online reach.

As of the fourth quarter of 2021, Samsara continued developing new digital marketing assets for the upcoming launch of its next collection of smart luggage. The company’s newest collection – scheduled to launch in the second quarter of 2022 – has evolved to adapt to the changing travel landscape despite the interruptions to the global supply chain.

These are the core activities of Samsara Luggage during the 2nd half of 2021 as it prepared for the launch of its new product line scheduled for mid 2022.

Subsequent to the reporting period, Samsara debuted its first NFT (non-fungible token) on Desperate ApeWives, a leading NFT community. The new NFT named “Sam” is inspired by the sleek, modern style and passion for adventure that the brand embodies. Sam is the company’s first NFT Brand Ambassador and will be included in the upcoming marketing campaign for Samsara’s newest collection anticipated to launch in the second quarter of 2022. This is anticipated to be the first of many NFTs that will be designed for the metaverse digital ecosystem.

(“Sam”)

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

Samsara works with three designers on an ongoing basis, and with NOA Labs Ltd., a Hong Kong company. Samsara’s R&D activities are overseen by David Dahan via Design Boxes Ltd.

Manufacturing

Samsara utilizes two manufacturers in China to manufacture its smart luggage products, GDF / Ming Hing Industries Development Ltd., which manufactures the suitcase, and ABO Electronics (Shenzhen) Co., Ltd., which manufactures the smart unit. In addition, Samsara utilizes to contractors to provide order fulfilment services, FBA Sourcing China (DAPIGOO CO LTD), located in China, and Preferred Depot, located in the United States.

Marketing and Sales

Samsara is selling its smart luggage products direct-to-consumer (D2C) via its own website. Samsara has been building a library of digital assets with the ideal target audience for current sales, and upcoming collections. As a D2C company, Samsara leverages from the company’s established digital assets, manufacturing and fulfillment supply chain capabilities to continue and respond to the changing needs of the market.

Samsara is focusing efforts in improving its branding to become more distinctive in the marketplace and mature as a brand with a unique voice. The branding and marketing efforts combined are designed to strategically grow the Samsara community and expand its online reach.

Competition

Samsara’s primary competitors offering aluminum suitcases in the carry-on luggage market include Away, Rimowa, Samsonite (Tumi), and Zero Halliburton.

Competitor	Product	Price	Features
Away	Aleon 21” Carry-On Aluminum Hardside Luggage	$549	●	Dimensions: 20.9 x 15.7 x 9.0 inches, Weight: 10.6 lbs, Volume: 2098 cubic inches
			●	Lightweight and extremely durable Aircraft Grade Aluminum Frame and Body with two TSA-Approved Resettable Combination Locks
			●	Interior Compression Packing System will keep items from shifting to the bottom, and prevent wrinkles
			●	A telescoping handle, 360-degree spinner wheels, double reinforced square corners for extra space, a fitted rubber seal makes the case water-resistant and airtight; piano hinges extend the length of the case for added durability
			●	10-year Worry Free Warranty

Rimowa	Rimowa Topas IATA Carry- On Luggage 21” Inch Multi-wheel 32L TSA Lock Spinner Suitcase Silver	$799	●	Dimensions: 21.7“x7.9“x15.7“inch
			●	4 wheel spinners for smooth-rolling mobility in any direction
			●	The height-adjustable Flex-Divider system on the interior can also be set to accommodate the exact volume of your luggage and keeps your belongings in the greatest possible order
			●	Integrated in the case, the innovative TSA lock that can be opened without damage during security checks

Zero Halliburton	Zero Halliburton Geo Aluminum 3.0 International Carry-On (Silver)	$850	●	Dimensions: 15x8x21”
			●	Made in USA from imported Materials. Utilizes premium anodized aluminum that is as strong as steel but only one-fourth the weight. Innovative and unique double-rib design provides additional strength and durability as well as optimum protection of its contents. The intuitive 3-stage dual-button handle system allows for quicker release for both left and right-handed travelers.
			●	Designed to securely close using two TSA accepted combination locks that are integrated into the draw-bolt latches. Seals airtight with the addition of a neoprene gasket seal around the opening’s perimeter.
			●	The spinner wheels provide convenient and controlled ‘by-your-side’ mobility for easy traveling. Our superior piano hinge is used to keep the shells of each case in alignment and adds additional strength and integrity to the seal.
			●	The interior is divided into two compartments with flat panels in place to hold clothes securely and discreetly. Our signature lining is stain-resistant and non-abrasive to clothes.
			●	Our newly introduced ZH Global Tracking allows your case to be tracked anywhere in the world, providing additional peace of mind for your travel.

Samsonite	Samsonite LITE-BOX ALU SPINNER (4 WHEELS) 55CM	$667	●	Dimensions: 55 x 40 x 23 cm (including handles, wheels, bottom glides, side pockets and other external parts)
			●	Volume: 40 L
			●	Weight: 4.7 kg
			●	Warranty: Limited 10 year global warranty
			●	Model: Spinner (4 wheels)
			●	Colour: Aluminum
			●	Material: 100% High-end anodized aluminum

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

Employees

Samsara maintains 7 employees. All of the Company’s other business activities are performed by independent contractors and third-party service providers.

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

If you would like to request documents from Samsara, please send a request in writing or by telephone to Samsara at the following address:

Samsara Luggage, Inc. 135 E. 57th Street, Suite 18-130 New York, NY 10022 Telephone: 1-877-421-1574 Attn: Atara Dzikowski

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

Samsara has incurred significant operating losses since its inception. Samsara’s net losses were $3,817,000 and $1,140,000 for the years ended December 31, 2021, and December 31, 2020, respectively. As of December 31, 2021, Samsara had an accumulated deficit of $10,193,000. Substantially all of Samsara’s losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with Samsara’s operations. Samsara expects to continue to incur losses for the foreseeable future and anticipates these losses will increase substantially as Samsara continues to develop and commercialize its products.

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

Samsara’s independent registered public accounting firm indicated in its report on Samsara’s financial statements for the period ended December 31, 2021, that conditions exist that raise substantial doubt about Samsara’s ability to continue as a “going concern.” A going concern paragraph included in Samsara’s independent registered public accounting firm’s report on its consolidated financial statements could impair investor perceptions and Samsara’s ability to finance its operations through the sale of equity, incurring debt, or other financing alternatives. Samsara’s ability to continue as a going concern will depend upon many factors beyond Samsara’s control including the availability and terms of future funding. If Samsara is unable to achieve its goals and raise the necessary funds to finance its operations, its business would be jeopardized, and Samsara may not be able to continue.

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

Samsara is dependent on third parties to perform certain activities. Specifically, Samsara has used and relied on, and intends to continue to use and rely on, GDF / Ming Hing Industries Development Ltd. and ABO Electronics (Shenzhen) Co., Ltd. for the manufacture of its luggage products, and on FBA Sourcing China (DAPIGOO CO LTD) and Preferred Depot for order fulfillment services. While Samsara has signed purchase orders governing the activities of its third-party contractors, Samsara has limited influence over their actual performance. There is no guarantee that any such third parties will devote adequate time and resources to such activities or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to Samsara’s requirements, or otherwise performs in a substandard manner, Samsara’s ability to fulfill customer orders for products may be undermined. In addition, many of the third parties with whom Samsara contracts may also have relationships with other commercial entities, including Samsara’s competitors, for whom they may also be conducting development activities that could harm Samsara’s competitive position.

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

Although no third-party has asserted a claim of patent infringement against Samsara as of the date of this Annual Report, others may hold proprietary rights that could prevent Samsara’s products from being marketed. Any patent-related legal action against Samsara claiming damages and seeking to enjoin activities relating to Samsara’s products could subject Samsara to potential liability for damages, including treble damages if Samsara were determined to have willfully infringed, and require Samsara to obtain a license to manufacture or develop its products. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from Samsara’s business. Samsara cannot predict whether it would prevail in any such actions or that any license required under any of these patents would be made available on commercially reasonable terms, if at all. Moreover, even if Samsara or its future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in Samsara’s competitors gaining access to the same intellectual property. In addition, Samsara cannot be certain that it could redesign its products to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent Samsara from developing and commercializing its products, which could harm Samsara’s business, financial condition and operating results.

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

Samsara’s common stock is quoted on the OTCQB. An active trading market for the Company’s common stock has not developed and may never develop or be sustained. The lack of an active market may impair an investor’s ability to sell its shares at the time it wishes to sell them or at a price that it considers reasonable. An inactive market may also impair the Company’s ability to raise capital by selling shares and may impair the Company’s ability to acquire other businesses or technologies using the Company’s shares as consideration, which, in turn, could materially adversely affect the Company’s business.

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

As a public company, Samsara must incur significant legal, accounting and other expenses. Samsara is subject to the reporting requirements of the Exchange Act, which will require, among other things, that Samsara file with the U.S. Securities and Exchange Commission, or SEC, annual, quarterly and current reports with respect to its business and financial condition. In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as rules subsequently adopted by the SEC to implement provisions of Sarbanes-Oxley, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted additional rules and regulations in these areas, such as mandatory “say on pay” voting requirements that now apply to Samsara. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which Samsara operates its business in ways Samsara cannot currently anticipate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 135 E. 57th Street, Suite 18-130, New York, New York 10022. The lease period for our New York office commenced on October 2021 and expires at May 2022. We pay a fixed monthly rent of $5,000 per month for our main office in New York and two additional international offices. The leases for our two international offices will renew in August 2022. We believe that our leased property is satisfactory, suitable, and adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTCQB market system. The Common Stock, which had previously traded through the close of business on November 11, 2019 under the ticker symbol “DAVC,” commenced trading on the OTC Pink under the ticker symbol “SAML” on November 12, 2019. Following the Company’s reverse stock split, the Common Stock received a new CUSIP number, 79589J200, and now is currently quoted on the OTCQB.

On December 31, 2021, the last trading day before the date of this Annual Report, the closing sale price of the Common Stock on OTCQB was $0.96 per share.

While our common stock is quoted on the OTCQB market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTC Pink or OTCQB, as applicable, for each of the quarters during the fiscal year ended December 31, 2021 and December 31, 2020:

	For the Fiscal Year Ended December 31, 2021
For the Quarter ended	High	Low
March 31	15.00	1.68
June 30	6.33	1.43
September 30	4.10	2.16
December 31	2.10	0.95

	For the Fiscal Year Ended December 31, 2020
For the Quarter ended	High	Low
March 31	48.25	13.99
June 30	31.47	11.19
September 30	11.19	4.55
December 31	9.79	1.40

Shareholders of Record

As of March 24, 2022, there were 166 stockholders of record holding 2,152,945 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021, all sales of equity securities not registered under the Securities Act were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K.

Repurchase of Equity Securities

We have no plans, programs or other arrangements in regard to repurchases of our common stock.

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

ITEM 6. RESERVED

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

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the year ended December 31, 2021 totaled $345,000, compared to $468,000 for the year ended December 31, 2020. The decrease in total revenue is primarily due to a decrease in luggage sale during the COVID-19 pandemic.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the year ended December 31, 2021 totaled $293,000, compared to $285,000 for the year ended December 31, 2020. Costs included inventory impairment as well as an increase in costs of shipping and storage.

Gross Profit

During the year ended December 31, 2021, Gross Profit totaled $52,000, representing a Gross Profit margin of 15%. During the year ended December 31, 2020, Gross Profit totaled $183,000 representing Gross Profit margin of 39%.

Operating Expenses

Operating expenses totaled $2,013,000 during the year ended December 31, 2021, compared to $1,636,000 during the year ended December 31, 2020, representing a net increase of $377,000. The increase in the operating expenses is mainly due to increase in the growth of the Company’s business. Operating expenses include share based compensation in the amount of approximately $300,000.

Financing Income (expenses)

Financing expenses totaled $1,856,000 during the year ended December 31, 2021 compared to a financing income of $313,000 during the year ended December 31, 2020 representing a net increase of 2,169,000. The increase in the financing expenses is mainly due to increase in the expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses mostly attributed to the conversion of the warrants into the Common Shares of the Company

Net Loss

We incurred a net loss of $3,817,000 for the year ended December 31, 2021, as compared to a net loss of $1,140,000 for the year ended December 31, 2020 for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2021, the Company has $827,000 of cash, total current assets of $974,000, and total current liabilities of $1,674,000, creating a working capital deficit of $700,000. As of December 31, 2020, the Company has $54,000 of cash, total current assets of $211,000, and total current liabilities of $1,127,000, creating a working capital deficit of $916,000.

The increase in our working capital deficit was mainly attributable to the increase of $528 in Fair Value of the convertible component in a convertible loan , which was mitigated by an increase of $773 in cash and cash equivalents.

Net cash used in operating activities was $849,000 for the year ended December 31, 2021, as compared to cash used in operating activities of $614,000 for the year ended December 31, 2020. The Company’s primary uses of cash have been for professional support, research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash used in investing activities was $0 for the year ended December 31, 2021, as compared to net cash generated from investing activities of $0 for the year ended December 31, 2020.

Net cash provided by financing activities was approximately $1,622,000 for the year ended December 31, 2021, as compared to approximately $191,000 for the year ended December 31, 2020. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

AS OF DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAMSARA LUGGAGE, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Samsara Luggage Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1E to the financial statements, the Company has not yet generated material revenues from its operations to fund its activities and is therefore dependent upon external sources for financing its operations. As of December 31, 2021, the Company has incurred accumulated deficit of $10,193 thousands and negative operating cash flows. These factor among others, as discussed in Note 1E to the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1E to the financial statements. The financial statements do not include any adjustments that might result from the outcome of’ these uncertainties. This matter is also described in the “Critical Audit Matters” section of our report.

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

30 A’arba’a st. A’arba’a towers, Tel Aviv 6473926 | tel +972-3-9335474 | fax +972-3-9335466 | www.halperin-cpa.co.il

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

Evaluation of convertible debt with an embedded derivative liability and detachable warrants

Description of the Matter

As discussed in Notes 2 and 3 to the financial statements, upon initial recognition of Convertible loans, Convertible Notes and similar instruments issued with or without detachable warrants, the Company considers whether the embedded feature within the convertible instruments should be separated from the host instrument and the manner of its presentation and future measurement and weather warrants granted by the Company to lenders through convertible bridge loans and stock warrants transactions should be classified as a component of permanent equity or as derivative liabilities. The Company utilized a Monte Carlo model to value the derivative bifurcated liabilities, which estimates the fair value of the liabilities based upon certain assumptions utilizing a probability weighted analysis of certain future events. Other inputs into the model include, volatility, closing stock prices at various valuation points, and conversion prices as determined by the applicable agreements.

We identified the fair value of the derivative liability as a critical audit matter, as (i) the assumptions utilized in the model to value the derivative liability required judgement, and the model is inherently complex. (ii) the accounting for derivative liabilities is complex (iii) the magnitude of the liabilities and losses recognized in the estimation process.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter involved the assistance of our valuation specialist and included the following: (i) we reviewed the qualifications of the valuation specialist utilized by the Company (ii) we audited the underlying inputs utilized by the valuation specialist in the model (iii) we evaluated the reasonableness of management’s assumptions included in the model (iv) we reviewed the underlying source documents to determine the proper accounting of the transactions (v) we tested the accuracy of those underlying calculations.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

April 11, 2022

We have served as the Company’s auditor since 2019

30 A’arba’a st. A’arba’a towers, Tel Aviv 6473926 | tel +972-3-9335474 | fax +972-3-9335466 | www.halperin-cpa.co.il

SAMSARA LUGGAGE, INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(U.S. dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	827	54
Accounts Receivables	-	4
Inventory	94	153
Other current assets	53	-
Total current assets	974	211

Property and Equipment, net	3	4
Total assets	977	215

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	74	125
Other current liabilities	130	74
Related party payables	147	126
Deferred revenue	26	-
Convertible notes and short-term loans (Note 3)	256	289
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	1,017	493
Fair value of warrants issued in convertible loan (Note 3)	24	20
Total current liabilities	1,674	1,127

TOTAL LIABILITIES	1,674	1,127

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value as of December 31, 2021 and December 31, 2020, respectively; 2,055,487 issued and outstanding as of December 31, 2021 and 786,700 issued and outstanding as of December 31, 2020.	205	78
Additional paid in capital	9,646	6,385
Services receivable	(356)	(999)
Accumulated deficit	(10,193)	(6,376)
Total stockholders’ deficit	(698)	(912)

Total liabilities and stockholders’ deficit	977	215

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF OPERAATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2021	2020
	(U.S. dollars in thousands, except per share data)
Revenues from sales	345	468
Cost of sales	293	285
GROSS PROFIT	52	183

OPERATING EXPENSES
Research and development expenses	332	222
Selling and marketing expenses	377	328
General and administrative (Note 5)	1,304	1,086

TOTAL OPERATING EXPENSES	2,013	1,636

OPERATING LOSS	(1,961)	(1,453)

FINANCING INCOME (EXPENSES)
Interest on convertible loan and convertible note	(109)	(510)
Income (expenses) in respect of warrants issued and convertible component in convertible loan (Note 3)	(1,747)	823
TOTAL FINANCING INCOME (EXPENSE)	(1,856)	313

NET LOSS	(3,817)	(1,140)

Basic and Diluted net loss per share	(2.97)	(2.07)

Weighted average number of basic and diluted common shares outstanding	1,284,300	550,521

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Service	Accumulated	Stockholders’
	Shares (*)	Amount	Capital	Receivables	Deficit	Deficit
Balance December 31, 2019	505,134	50	5,670	(1,673)	(5,236)	(1,189)

Issuance of shares due to conversion of Notes	281,566	28	715	-	-	743

Amortization of services	-	-	-	674	-	674

Net loss	-	-	-	-	(1,140)	(1,140)

Balance December 31, 2020	786,700	78	6,385	(999)	(6,376)	(912)

Shares issued due to conversion of Convertible Note	984,281	100	2,903	-	-	3,003

Insurance for shares for services	281,658	27	358	-	-	385

Roundup Differences due to Reverse Split	2,848	-	-	-	-	-

Amortization of services	-	-	-	643	-	643

Net loss	-	-	-	-	(3,817)	(3,817)

Balance December 31, 2021	2,055,487	$205	$9,646	$(356)	$(10,193)	$(698)

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(3,817)	$(1,140)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Snares issued for services	385	-
Amortization of services receivable	643	674
Interest on convertible note and short-term loan	109	584
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	1,747	(823)
Depreciation	1	1
Changes in Operating Assets and Liabilities:
Inventory	59	(28)
Accounts Receivables	4	(4)
Other current assets	(53)	14
Accounts payable	(30)	99
Related party payable	21	21
Other current liabilities	56	-
Deferred revenue	26	(12)
Net Cash Used by Operating Activities	(849)	(614)

Cash Flows from Financing Activities:
Proceeds from Convertible notes, net of issuance cost	1,900	-
Proceeds from loan received	-	191
Repayments of long-term loans	(278)	-
Net Cash Provided by Financing Activities	1,622	191

Net Increase (Decrease) in Cash	773	(423)
Cash at Beginning of Period	54	477
Cash at End of Period	$827	$54

Supplemental disclosure of cash flow information
Cash paid for interest	$78	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note	$3,003	$223
Issuance of Common stock against Accounts Payables	$20	$-

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

A.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (cont.)

E.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2021, the Company had approximately $827 in cash and cash equivalents, approximately $700 in deficit of working capital, a stockholders’ deficiency of approximately $698 and an accumulated deficit of approximately $ 10,193. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,017	1,017
Fair value of warrants issued in convertible loan	-	-	24	24
Total liabilities	-	-	1,041	1,041

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	493	493
Fair value of warrants issued in convertible loan	-	-	20	20
Total liabilities	-	-	513	513

Revenue recognition

Revenues are recognized when delivery has occurred and there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivables is reasonably assured, and no further obligations exist. Revenues from sales of products are recognized when title and risk and rewards for the products are transferred to the customer.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

New Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the effect the adoption of ASU 2019-12 will have on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and(2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

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

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $50 and the accrued interest in the amount of $4 into 38,303 shares of Common Stock of the Company. The fair market value of the shares was $54.

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $55and the accrued interest in the amount of $3into 16,713 shares of Common Stock of the Company. The fair market value of the shares was $221.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $15 into 11,647 shares of Common Stock of the Company. The fair market value of the shares was $69.

As of December 31, 2021 this loan was paid in full

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	2.43 years
Risk free rate	0.83%
Expected dividend yield	0%
Fair Market Value of Warrants	$10

December 31, 2020
Common stock price	1.40
Expected volatility	227.88%
Expected term	3.43 years
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$16

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

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

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $50 and the accrued interest in the amount of $11 into 47,247 shares of Common Stock of the Company. The fair market value of the shares was $281.

On May 25, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $80 into 62,138 shares of Common Stock of the Company. The fair market value of the shares was $249.

On May 28, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 and the accrued interest in the amount of $4 into 57,837 shares of Common Stock of the Company. The fair market value of the shares was $164.

On June 1, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $20 into 15,559 shares of Common Stock of the Company. The fair market value of the shares was $39.

As of December 31, 2021 this loan was paid in full

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term (years)	3.68
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

December 31, 2020
Common stock price	1.39
Expected volatility	227.88%
Expected term (years)	4.68
Risk free rate	0.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$4

C.	On June 26, 2020, the Company entered into a Securities Purchase Agreement (“SPA”) with Power Up Lending Group Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with an initial investment in the form of a convertible loan in the principal amount of $67 (the “Initial Investment”). The SPA contemplates additional financing of up to $925 in the aggregate, subject to the agreement of both parties. The funds are expected to be used to finance the Company’s working capital needs.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The SPA and the convertible note contain events of default, including, among other things, failure to repay the loan amount by the Maturity Date, and bankruptcy and insolvency events, that could result in the acceleration of the Investor’s right to convert the loan amount into shares of common stock.

On January 11, 2021 and pursuant to the SPA, Power-up exercised its option to convert the Convertible Promissory Note principal in the amount of $ 7 into 7,448 shares of Common Stock of the Company. The fair market value of the shares was $16.

As of December 31, 2021 this loan was paid in full

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

On October 14, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $150 and accrued interest of $1 into 109,018 shares of Common Stock of the Company. The fair market value of the shares was $211.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates:

The following are the data and assumptions used as of the issuance date:

April 6, 2021
Common stock price	$1.97
Expected volatility	321.6%
Expected term (years)	2.00
Risk free rate	0.16%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$156

As of December 31, 2021 this loan was paid in full

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates:

The following are the data and assumptions used as of the issuance date:

April 6 2021
Common stock price	$1.97
Expected volatility	321.6%
Expected term	5.00
Risk free rate	0.88%
Expected dividend yield	0%
Fair Market Value of Warrants	$21

The following are the data and assumptions used as of the balance sheet dates:

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	4.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$12

E.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each trench is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first trench in the principal amount of $500 was issued on June 7, 2021. The second trench in the principal amount of $500 was issued on July 6, 2021 following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third trench in the principal amount of $250 was issued on September 7,2021 following the Registration Statement was declared effective by the SEC.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The following are the data and assumptions used as of the issuance dates:

	December 31, 2021	June 7, 2021
Common stock price	$0.9585	$6.33
Expected volatility	87.57%	359%
Expected term	0.43	1.00
Risk free rate	0.16%	0.05%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Fair Market Value of Convertible component	$201	$453

	December 31, 2021	July 6, 2021
Common stock price	$0.9585	$3.71
Expected volatility	86.8%	349%
Expected term	0.51	1.00
Risk free rate	0.19%	0.07%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%
Fair Market Value of Convertible component	130	$565

September 7, 2021
Common stock price	$2.95
Expected volatility	328.53%
Expected term	1.00
Risk free rate	0.08%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$254

On November 3, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $100 and accrued interest of $16 into 92,089 shares of Common Stock of the Company. The fair market value of the shares was $161.

On December 20, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $75 and accrued interest of $5 into 98,538 shares of Common Stock of the Company. The fair market value of the shares was $123.

As of December 31, 2021 the loan from September 7, 2021 was paid in full.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

F.	On December 14, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fifth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $ 500, and the Company will issue convertible debentures to the Investor.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The Convertible Debenture bears interest at a rate of 10% per annum (15% on default) and has a maturity date of one (1) year. The Convertible Debenture provides a conversion right, in which any portion of the principal amount of the Convertible Debenture, together with any accrued but unpaid interest, may be converted into the Company’s Common Stock at a conversion price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. The Convertible Debenture may not be converted into common stock to the extent such conversion would result in the Investor beneficially owning more than 4.99% of the Company’s outstanding Common Stock; provided, however, that the Beneficial Ownership Limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The Convertible Debenture provides the Company with a redemption right, pursuant to which the Company, upon fifteen (15) business days’ prior notice to the Investor, may redeem, in whole or in part, outstanding principal and interest under the Convertible Debenture at a redemption price equal to the principal amount being redeemed plus a redemption premium equal to 5% of the outstanding principal amount being redeemed plus outstanding and accrued interest; however, the Investor shall have fifteen (15) business days after receipt of the Company’s redemption notice to elect to convert all or any portion of the Convertible Debenture, subject to the Beneficial Ownership Limitation.

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

The following are the data and assumptions used as of the issuance date:

December 14, 2021
Common stock price	$1.02
Expected volatility	294.24%
Expected term (years)	1.00
Risk free rate	0.26%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$667

The following are the data and assumptions used as of the balance sheet date:

December 31, 2021
Common stock price	$0.9585
Expected volatility	205.2%
Expected term	0.95
Risk free rate	0.37%
Forfeiture rate	0%
Expected dividend yield	0%
Fair Market Value of Convertible component	$522

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2021 and 2020:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2020	20	493
Fair value of issued level 3 liability	21	2,064
Changes in fair value	(17)	(1,540)
Outstanding at December 31, 2021	24	1,017

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY (cont.)

Common Stock Activity During the Year Ended December 31, 2021

The following summarizes the Common Stock activity for the year ended December 31, 2021:

Summary of common stock activity for the year ended December 31, 2021	Outstanding shares
Balance, December 31, 2020	786,700
Shares issued due to conversion of Notes.	984,281
Shares issued for services	281,658
Roundup shares due to reverse split.	2,848
Balance, December 31, 2021	2,055,487

On January 11, 2021 and pursuant to the SPA, Power-up exercised its option to convert the Convertible Promissory Note principal in the amount of $7 into 7,448 shares of Common Stock of the Company.

On January 14, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $50 and the accrued interest in the amount of $4 into 38,303 shares of Common Stock of the Company. The fair market value of the shares was $54.

On January 21, 2021, the Company issued 7,383 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider. The fair market value of the shares was $20.

On February 11, 2021 and pursuant to the SPA, YAII exercised its option to convert the second Convertible Promissory Note principal in the amount of $55 and the accrued interest in the amount of $4 into 16,713 shares of Common Stock of the Company. The fair market value of the shares was $221.

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

On March 23, 2021, the Company issued 2,848 shares of its Common Stock due to a reverse split rounding up differences.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY (cont.)

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

On May 24, 2021, and pursuant to the SPA, YAII exercised its option to convert the remainder of the Convertible Promissory Note principal in the amount of $15 into 11,647 shares of Common Stock of the Company. The fair market value of the shares was $69.

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

On May 28, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $70 and accrued interest of $4 into 57,837 shares of Common Stock of the Company. The fair market value of the shares was $164.

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

On October 14, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $150 and accrued interest of $1 into 109,018 shares of Common Stock of the Company. The fair market value of the shares was $211.

On November 3, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $100 and accrued interest of $16 into 92,089 shares of Common Stock of the Company. The fair market value of the shares was $161.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY (cont.)

On December 10, 2021, the Company awarded David Dahan, Chief Technical Officer, and Atara Dzikowski, Chief Executive Officer, each 130,000 shares of the Company’s common stock, $0.0001 par value per share for the fiscal year ended December 31, 2021, in consideration for deferred and accrued salary payments. The fair market value of the shares was $295.

On December 20, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $75 and accrued interest of $5 into 98,538 shares of Common Stock of the Company. The fair market value of the shares was $123.

NOTE 5 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31	Year ended December 31
	2021	2020
	(U.S. dollars in thousands)
Professional fees	297	193
Share based compensation	881	687
Management fees	100	100
Other expenses	26	106
	1,304	1,086

NOTE 6 – INCOME TAXES

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2021.

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

We recognized income tax benefits of $0 during the years ended December 31, 2021 and 2020. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2021 or 2020 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 6 – INCOME TAXES (cont.)

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2021	2020
	(U.S. dollars in thousands)
Loss before taxes, as reported in the statements of operations	$3,817	$1,140
Federal and State statutory rate	21%	21%
Theoretical tax benefit on the above amount at federal statutory tax rate	802	239
Share-based compensation	(215)	(144)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses (Note 3)	(367)	172
Losses and other items for which a valuation allowance Was provided or benefit from loss carry forward	(220)	(267)
Actual tax income (expense)	-	-

	2021	2020
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$871	$651
Valuation allowance	(871)	(651)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2020	$651
Increase	220
Valuation allowance, December 31, 2021	$871

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties Payable

	December 31, 2021	December 31, 2020
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	147	126

General and Administrative Expenses

	For the Year Ended December 31,
	2021		2020
	(U.S. dollars in thousands)
Management Fee	(	*)247	100

(*)	Include share based compensation $147 (see Note 4)

Research and development Expenses

	For the Year Ended December 31,
	2021	2020
	(U.S. dollars in thousands)
Consulting Fee	267	149

(*)	Include share based compensation $147 (see Note 4)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified by SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) to allow timely decisions regarding required disclosure.

Our management, with the participation of our then CEO, as in place as of December 31, 2021, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the then CEO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our then CEO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, at the above-described reasonable assurance level.

During the year ended December 31, 2021, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

1.	Due to the size of the Company and available resources, there are limited personnel to assist with the accounting and financial reporting function, which results in a lack of segregation of duties.

2.	The Company does not have Chief Financial Officer that can oversee day to day operations and the financial reporting function.

3.	The Company does not have an Independent Audit Committee that can provide management oversight.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The effectiveness of our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the possibility of human error, and the risk of fraud. The projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies may deteriorate. Because of these limitations, there can be no assurance that any system of internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to rules of the Commission that exempt from this requirement issuers that are neither accelerated filers nor large accelerated filers.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, as in place as of December 31, 2021, determined that the Company’s internal control over financial reporting as of December 31, 2021, was not effective.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of Samsara:

Name	Age	Position(s)
Atara Dzikowski	48	Chief Executive Officer and Director
David Dahan	49	Chief Technical Officer and Director

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

As of December 31, 2021, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows, for the twelve months ended December 31, 2021 and December 31, 2020, compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Technical Officer, and our Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Atara Dzikowski	2021	100,000	0	147,500	0	0	0	0	247,500
(CEO)	2020	100,000	0	0	0	0	0	0	100,000

David Dahan	2021	0	0	147,500	0	0	0	0	147,500
(CTO)	2020	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2022, we had 2,152,945 shares of common stock outstanding. The following table sets forth, as of March 24, 2022, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current Directors and executive officers, and by all of the Company’s Directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Number of Shares Owned	Percent
Atara Dzikowski (Director and CEO)	260,909	12.12%
David Dahan (Director and CTO)	260,909	12.12%

Directors and officers as a group (2 persons)	521,818	24.24%

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended December 31, 2021. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended December 31, 2021. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Except as set forth below, none of our named executive officers had any outstanding stock or option awards as of December 31, 2021. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

On December 10, 2021, the Board of Directors of the Company awarded David Dahan, Chief Technical Officer, and Atara Dzikowski, Chief Executive Officer, each 130,000 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) for the fiscal year ended December 31, 2021, in consideration for deferred and accrued salary payments. David Dahan and Atara Dzkiowski thereafter each owned 260,909 shares of Common Stock. The Shares were issued on December 10, 2021. The Shares were issued in a private placement that will rely upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Described below are any transactions occurring during the fiscal year ending December 31, 2021 and any currently proposed transactions to which Samsara was a party and in which a director, executive officer, holder of more than 5% of the outstanding capital stock of Samsara, or any member of such person’s immediate family had or will have a direct or indirect material interest:

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

Fees	December 31, 2020	December 31, 2021
Audit Fees	$22,500	$22,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

In each of the last two fiscal years ended December 31, 2021 and 2020, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

(3) Exhibits. See Item 15(b) below.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).

3.5	Certificate of Change to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 22, 2021 and incorporated herein by reference).

3.6	Certificate of Change to the Articles of Incorporation Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on March 22, 2021).

10.1	Securities Purchase Agreement, dated June 5, 2019, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2019 and incorporated herein by reference).

10.2	Form of Share Purchase Agreement, signed on September 26, 2019, between the Company and investors who invested $500,000 in the Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019 and incorporated herein by reference).

10.3	Assignment and Assumption Agreement, dated as of November 12, 2019, between the Company and Avraham Bengio (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).

10.4	License Agreement dated as of July 18, 2019, between the Company and Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).
10.5	Securities Purchase Agreement, dated June 25, 2020, between the Company and Power Up Lending Group Ltd. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on June 29, 2020 and incorporated herein by reference).

10.6	Securities Purchase Agreement, dated September 3, 2020, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2020 and incorporated herein by reference).

10.7	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).

10.8	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).

10.9	Securities Purchase Agreement, signed April 6, 2021, between Samsara Luggage, Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)

10.10	Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)

10.11	Form of Warrant to Purchase Common Stock (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)

10.12	Securities Purchase Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)

10.13	Convertible Debenture, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)

10.14	Registration Rights Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)

10.15	Securities Purchase Agreement, dated December 14, 2021, by and between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2021)

10.16	Convertible Debenture, dated December 14, 2021, by and between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2021)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).

31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski

101.INS	Inline XBRL Instance Document#

101.SCH	Inline XBRL Taxonomy Extension Schema Document#

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: April 11, 2022	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)