Form 10-Q
period 2022-03-31
Samsara Luggage, Inc.
filed 2022-05-23
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from ___________ to ___________

Commission file number 000-54649

SAMSARA LUGGAGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

135 E. 57th Street, Suite 18-130 New York, New York	10022
(Address of principal executive offices)	(Zip Code)

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The number of shares of the registrant’s common stock outstanding as of May 23, 2022 was 2,152,945 shares.

SAMSARA LUGGAGE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$349	$827
Inventory	188	94
Other current assets	61	53
Total current assets	598	974

Non-current assets
Property and equipment, net	3	3
Total assets	$601	$977

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$55	$74
Other current liabilities	54	131
Related party payable	136	147
Deferred revenue	26	26
Convertible notes and short-term loans	460	256
Conversion option derivative liability	611	1,017
Warrant derivative liability	14	24
Total current liabilities	1,356	1,675

Total liabilities	1,356	1,675

Stockholders’ Deficit
Common stock, $0.0001 par value; 7,500,000,000 shares authorized; 2,152,945 and 2,055,487 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively.	-	-
Additional paid-in capital	9,908	9,852
Services receivable	(180)	(356)
Accumulated deficit	(10,483)	(10,194)
Total stockholders’ deficit	(755)	(698)

Total Liabilities and Stockholders’ Deficit	$601	$977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021

REVENUE	$31	75

COST OF GOODS SOLD	20	37

GROSS PROFIT	11	38

OPERATING EXPENSES
Research and development	40	-
Sales and marketing	246	61
General and administrative	168	265
TOTAL OPERATING EXPENSES	454	326

OPERATING LOSS	(443)	(288)

FINANCING INCOME (EXPENSES)
Interest expense	(208)	(72)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses	362	(275)
TOTAL FINANCING INCOME (EXPENSES)	154	(347)

NET LOSS	$(289)	$(635)

Per-share data
Basic and diluted loss per share	$(0.14)	$(0.76)

Weighted average number of common shares outstanding	2,089,056	841,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Services	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	receivable	Deficit	Equity
Balance at January 1, 2022	2,055,487	$-	$9,852	$(356)	$(10,194)	$(698)
Conversion of convertible debt into common shares	97,458	-	56	-	-	56
Amortization of services	-	-	-	176	-	176
Net loss	-	-	-	-	(289)	(289)
Balance at March 31, 2022 (unaudited)	2,152,945	$-	$9,908	$(180)	$(10,483)	$(755)

Balance at January 1, 2021	786,700	$-	$6,463	$(999)	$(6,376)	$(912)
Conversion of convertible debt into common shares	62,464	-	308	-	-	308
Amortization of services	-	-	-	159	-	159
Net loss	-	-	-	-	(635)	(635)
Balance at March 31, 2021 (unaudited)	849,164	$-	$6,771	$(840)	$(7,011)	$(1,080)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(289)	$(635)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of services receivable	176	159
Interest on convertible note and short-term loan and amortization of issuance cost	208	74
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(364)	275
Change in operating assets and liabilities
Inventory	(94)	18
Other current assets	(8)	-
Accounts payable	(19)	25
Other current liabilities	(77)	-
Related parties payable	(11)	38
Net cash provided by (used) in operating activities	(478)	(46)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-

Net change in cash and cash equivalents	(478)	(46)

Cash and cash equivalents, beginning of period	827	54
Cash and cash equivalents, end of period	$349	$8

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of convertible note and accrued interest	$56	$288
Common stock issued against accounts payables	$-	$20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2022, the Company had approximately $349 in cash and cash equivalents, approximately $758 in deficit of working capital, a stockholders’ deficiency of approximately $755 and an accumulated deficit of approximately $10,483. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 11, 2022 (the “Annual Report”). For further information, reference is made to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the financial statements, the most significant estimates and assumptions relate to the measurement of the convertible notes and Going Concern.

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
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (cont.)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	611	611
Fair value of warrants issued in convertible loan	-	-	14	14
Total liabilities	-	-	625	625

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,017	1,017
Fair value of warrants issued in convertible loan	-	-	24	24
Total liabilities	-	-	1,041	1,041

Reclassification

Certain comparative figures have been reclassified to conform to current period presentation.

Recent accounting pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

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

In the period from loan inception through December 31, 2021, the full amount of outstanding principal and accrued interest was converted into shares of common stock.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

March 31, 2022
Common stock price	$0.6
Expected volatility	270.18%
Expected term	2.18 years
Risk free rate	2.31%
Expected dividend yield	0%
Fair Market Value of Warrants	$6

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term	2.43 years
Risk free rate	0.83%
Expected dividend yield	0%
Fair Market Value of Warrants	$10

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

In the period from loan inception through December 31, 2021, the full amount of outstanding principal and accrued interest was converted into shares of common stock.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

March 31, 2022
Common stock price	$0.6
Expected volatility	267.55%
Expected term (years)	3.43
Risk free rate	2.44%
Expected dividend yield	0%
Fair Market Value of Warrants	$1

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term (years)	3.68
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

C.	On April 6, 2021, the Company entered into a third Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150 and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instrument and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion feature derivative liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates.

The following are the data and assumptions used as of the balance sheet dates:

March 31 , 2022
Common stock price	$0.6
Expected volatility	162.97%
Expected term	1.02
Risk free rate	1.64%
Expected dividend yield	0%
Fair Market Value of Convertible component	$89

December 31 , 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	1.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Convertible component	$164

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates.

The following are the data and assumptions used as of the balance sheet dates:

March 31 , 2022
Common stock price	$0.6
Expected volatility	267.6%
Expected term	4.02
Risk free rate	2.43%
Expected dividend yield	0%
Fair Market Value of Warrants	$6

December 31 , 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	4.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$12

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

D.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each tranche is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first tranche in the principal amount of $500 was issued on June 7, 2021. The second tranche in the principal amount of $500 was issued on July 6, 2021 following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third tranche in the principal amount of $250 was issued on September 7, 2021 following the Registration Statement being declared effective by the SEC.

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

As of December 31, 2021 the third tranche from September 7, 2021 was fully converted into shares of Common Stock.

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

On March 1, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $35 and accrued interest of $6 into 97,458 shares of Common Stock of the Company. The fair market value of the shares was $56.

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

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instrument and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion feature derivative liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

March 31 , 2022
Common stock price	$0.6
Expected volatility	94.76%
Expected term	0.19 – 0.27
Risk free rate	0.39 – 0.55%
Expected dividend yield	0%
Fair Market Value of Convertible component	$319

December 31, 2021
Common stock price	$0.9585
Expected volatility	86.8 – 87.57%
Expected term	0.43 – 0.51
Risk free rate	0.16 – 0.19%
Expected dividend yield	0%
Fair Market Value of Convertible component	$331

E.	On December 14, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fifth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $ 500, and the Company will issue convertible debentures to the Investor.

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

In accordance with ASC 815-15-25 the conversion feature was considered embedded derivative instrument and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion feature derivative liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The following are the data and assumptions used as of the balance sheet date:

March 31, 2022
Common stock price	$0.6
Expected volatility	82.33%
Expected term	0.71
Risk free rate	1.3%
Expected dividend yield	0%
Fair Market Value of Convertible component	$204

December 31, 2021
Common stock price	$0.9585
Expected volatility	205.2%
Expected term	0.95
Risk free rate	0.37%
Expected dividend yield	0%
Fair Market Value of Convertible component	$522

The following table presents the changes in fair value of the level 3 liabilities for the periods ended March 31, 2022 and December 31, 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	24	1,017
Settled upon debt conversion	-	(4)
Changes in fair value	(10)	(402)
Outstanding at March 31, 2022	14	611

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	20	493
Fair value of issued level 3 liability	21	2,064
Changes in fair value	(17)	(1,540)
Outstanding at December 31, 2021	24	1,017

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

On March 1, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $35 and accrued interest of $6 into 97,458 shares of Common Stock of the Company. The fair market value of the shares was $56.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payable

	March 31, 2022	December 31, 2021
	(U.S. dollars in thousands)
Related party payable due to management fee	136	147

General and Administrative Expenses

	For the period ended March 31,	For the period ended March 31,
	2022	2021
	(U.S. dollars in thousands)
Management Fee	25	25

Research and development Expenses

	For the period ended March 31,	For the period ended March 31,
	2022	2021
	(U.S. dollars in thousands)
Consulting Fee	32	-

NOTE 6 – SUBSEQUENT EVENTS

Series A Preferred Stock

On May 12, 2022, the Company established a series of redeemable convertible preferred stock (the “Series A Preferred Stock”), par value $0.0001 per share, pursuant to a Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Company (the “Certificate of Designation”).

SAMSARA LUGGAGE, INC.
NOTES TO FINANCIAL STATEMENTS
(U.S. dollars in thousands, except per share data)

NOTE 6 – SUBSEQUENT EVENTS (cont.)

Pursuant to the Certificate of Designation, the Company authorized 1,000,000 shares of the Series A Preferred Stock, which may be convertible into shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at the option of the holders thereof at any time after the issuance of the Series A Preferred Stock, at a conversion price equal a Variable Conversion Price (the “Conversion Price”). The "Variable Conversion Price" means 80% multiplied by the Market Price (representing a discount rate of 20%). The “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete trading day prior to the conversion date. The “Trading Price” means, for any security as of any date, the actual closing price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”).

The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s Common Stock and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company.

The Series A Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote.

Each share of Series A Preferred Stock will carry an annual dividend in the amount of six percent (6%) of the price per share of Series A Preferred Stock of $1.00 (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default (as further defined further in the Certificate of Designation), the Dividend Rate shall automatically increase to fifteen percent (15%).

Series A Preferred Stock Purchase Agreement

On May 17, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Investor”) pursuant to which the Company issued and sold to the Investor 148,062 shares of Series A Preferred Stock for a purchase price of $128,750.00.

Pursuant to the SPA, the Investor may convert all or a portion of the outstanding Series A Preferred Stock into shares of the Company’s Common Stock beginning on the date which is 180 days after the issuance date of the Series A Preferred Stock (the “Issuance Date”) into Common Stock; provided, however, that the Investor may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the Investor and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock.

The Company will have the right, at the Company’s sole option, provided that an event of default has not occurred, to redeem all or any portion of the shares of Series A Preferred Stock, exercisable on not more than 3 Trading Days prior written notice to the holders of the Series A Preferred Stock, in full. If the Company redeems the shares of Series A Preferred Stock within 180 days of its issuance, the Company must pay all of the principal at a cash redemption premium of 110%; if such prepayment is made between the 181st day and the 730th day after the issuance of the Series A Preferred Stock, then such redemption premium is 120%. After the 730th day following the Issuance Date, there shall be no further right of redemption.

In connection with the Certificate of Designation, the Company agreed to cause its transfer agent to reserve four times the number of shares of Common Stock that would be issuable upon full conversion of the Series A Preferred Stock (assuming that the 4.99% limitation set forth in herein is not in effect) (based on the respective Conversion Price of the Series A Preferred Stock in effect from time to time).

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

Recent Developments

Next-Gen Suitcases

During the third quarter of 2021, the Company increased its R&D, manufacturing capabilities and strategic marketing activities in preparation for the launch of the first product from its Next Gen line of travel luggage and coordinating accessories. As of the fourth quarter of 2021, Samsara continued developing new digital marketing assets in preparation for the launch of its next collection of smart luggage. The company’s newest collection launched in April of 2022, which designed to adapt to the changing travel landscape despite the interruptions to the global supply chain.

During the first quarter of 2022, Samsara Luggage Inc. executed a new strategic marketing campaign in conjunction with the planned launch of the first model from the Next Gen line of smart luggage, the Tag Smart. The Company leveraged its supply chain and manufacturing capabilities to complete the first production of the new product that was released to the market in April of 2022. The Tag Smart Collection was added to the Next Gen line of smart luggage in response to the global supply chain disruptions and to give consumers more variety and options when selecting smart luggage. The Tag Smart collection was launched along with a line of coordinating travel accessories.

Samsara Luggage Inc. launched the Tag Smart collection of smart suitcases and travel accessories. The Tag Smart suitcase was introduced into the luggage market for consumers looking for precise and accurate tracking of their suitcase using technology that was familiar and user-friendly. The Tag Smart suitcase is the first of its kind and designed specifically for the Apple AirTag. The suitcase has a special compartment that secures the Apple AirTag from the interior of the suitcase. The suitcase comes with a customized AirTag with the Samsara logo on one side and Apple logo on the other. One side of the logo is visible from the exterior and protected with a transparent plastic. Consumers can track their suitcase using the Find My app that is standard on all iPhones. It is the same tracking solution that tracks all Apple devices and is streamlined for the Apple enthusiast.

The Tag Smart model is the first product in the Next Gen line of smart suitcases. The Next Gen collection was unveiled at CES in January 2020. This model is WiFi smart and equipped with a smart unit that has GPS tracking and WiFi Hotspot technology. The smart unit doubles as a portable wireless charger.

The WiFi smart model of the Next Gen collection will be the next model to launch in the coming months.

Sarah & Sam

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

As of the first quarter of 2022, Sarah & Sam Fashion and Lifestyle Collection continues to add a cluster of sales for the Company and therefore will remain active and part of Samsara Luggage’s business model.

The online, Direct-to-consumer (D2C) fashion brand adds a consistent stream of sales and allows the company to expand its reach and online consumer data. Sarah & Sam utilizes Samsara Luggage’s digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

YAII PN Ltd. Convertible Debentures

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

As of the date of this filing, $210,000 of the Second Convertible Debenture and the full $250,000 of the Third Convertible Debenture were converted into shares of common stock.

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

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended March 31, 2022 totaled $31,000 compared to $75,000 for the three months ended March 31, 2021. The decrease in the total revenue is mainly due to lower demand in the current period. The company was mostly engaged and invested in developing the new line of products without adding new inventory for sales of the older model. Therefore sales activities were focused on brand awareness rather than of sales, to come prepared for the launch that started in the second quarter of 2022.

Costs of Sales

Costs of sales consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended March 31, 2022 totaled $20,000 compared to $37,000 for the three months ended March 31, 2021. The decrease in the costs of sales is mainly due to the decrease in sales.

Gross Profit

During the three months ended March 31, 2022, Gross Profit totaled $11,000, representing a Gross Profit margin of 35.48%. During the three months ended March 31, 2021, Gross Profit totaled $38,000, representing a Gross Profit margin of 50.66%.

Operating Expenses

Operating expenses totaled $454,000 during the three months ended March 31, 2022, compared to $326,000 during the three months ended March 31, 2021, representing a net increase of $128,000. The increase in operating expenses is mainly due to an increase in selling and marketing expenses resulting from increased marketing activities relating to the new line of products.

Net Profit/Loss

We realized a net loss of $289,000 for the three months ended March 31, 2022, as compared to a net loss of $635,000 for the three months ended March 31, 2021, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2022, the Company had $349,000 of cash, total current assets of $598,000, and total current liabilities of 1,356,000, creating a working capital deficit of $758,000. As of December 31, 2021, the Company had $827,000 of cash, total current assets of $974,000 and total current liabilities of $1,675,000 creating a working capital deficit of $701,000.

The increase in our working capital deficit was mainly attributable to a decrease of $478,000 in cash and cash equivalents and an increase in convertible notes payable of $204,000, partially offset by increases of $94,000 of inventory of $94,000 and $8,000 of other current assets, and decreases of $19,000 of accounts payable, $77,000 of other current liabilities, $11,000 of related party payables, $406,000 in the fair value of the Conversion Option Derivative Liability and $10,000 of the Warrant derivative liability.

Net cash used in operating activities was $478,000 for the three months ended March 31, 2022, as compared to cash used in operating activities of $46,000 for the three months ended March 31, 2021. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: May 23, 2022	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)