Form 10-Q
period 2022-06-30
Samsara Luggage, Inc.
filed 2022-08-03
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of August 3, 2022 was 2,637,852 shares.

SAMSARA LUGGAGE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$101	$827
Inventory	346	94
Other current assets	10	53
Total current assets	457	974

Non-current assets
Property and equipment, net	3	3
Total assets	$460	$977

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$22	$74
Other current liabilities	11	131
Related party payable	111	147
Deferred revenue	64	26
Convertible notes and short-term loans	814	256
Conversion option derivative liability	670	1,017
Warrant derivative liability	4	24
Total current liabilities	1,696	1,675

Total liabilities	1,696	1,675

Commitments and Contingencies (Note 9)

Mezzanine equity:
Convertible and redeemable preferred shares, $0.01 par value, 1,000,000 shares authorized, 148,062 and 0 shares outstanding at June 30, 2022 and December 31, 2021, respectively	129	-

Stockholders’ Deficit
Common stock subscribed	-	-
Common stock, $0.0001 par value; 7,500,000,000 shares authorized; 2,637,852 and 2,055,487 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively.	-	-
Additional paid-in capital	10,090	9,852
Services receivable	(30)	(356)
Accumulated deficit	(11,425)	(10,194)
Total stockholders’ deficit	(1,365)	(698)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$460	$977

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	$112	$109	$143	$184

COST OF GOODS SOLD	61	104	81	141

GROSS PROFIT	51	5	62	43

OPERATING EXPENSES
Research and development	6	-	46	-
Sales and marketing	164	100	410	161
General and administrative	281	351	449	616
TOTAL OPERATING EXPENSES	451	451	905	777

OPERATING LOSS	(400)	(446)	(843)	(734)

FINANCING EXPENSES
Interest and amortization of issuance cost on note and short-term loan and other	(398)	(22)	(606)	(94)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses	(144)	(1,374)	218	(1,649)
TOTAL FINANCING EXPENSES	(542)	(1,396)	(388)	(1,743)

NET LOSS	$(942)	$(1,842)	$(1,231)	$(2,477)

Per-share data
Basic and diluted loss per share	$(0.40)	$(1.69)	$(0.55)	$(2.56)

Weighted average number of common shares outstanding	2,353,012	1,090,199	2,221,576	966,289

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Services	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	receivable	Deficit	Equity
Balance at January 1, 2022	2,055,487	$-	$9,852	$(356)	$(10,194)	$(698)
Conversion of convertible debt into common shares	97,458	-	56	-	-	56
Amortization of services	-	-	-	176	-	176
Net loss					(289)	(289)
Balance at March 31, 2022 (unaudited)	2,152,945	-	9,908	(180)	(10,483)	(755)
Conversion of convertible debt into common shares	457,604	-	141	-		141
Issuance of shares to service provider	27,303	-	41	-		41
Amortization of services	-	-	-	150		150
Net loss	-	-	-	-	(942)	(942)
Balance at June 30, 2022 (unaudited)	2,637,852	$-	$10,090	$(30)	$(11,425)	$(1,365)

Balance at January 1, 2021	786,700	$-	$6,463	$(999)	$(6,376)	$(912)
Conversion of convertible debt into common shares	62,464	-	308		-	308
Amortization of services	-	-	0	159	-	159
Net loss	-	-	-	-	(635)	(635)
Balance at March 31, 2021 (unaudited)	849,164	-	6,771	(840)	(7,011)	(1,080)
Conversion of convertible debt into common shares	511,717	-	1,893		-	1,893
Amortization of services	-	-	-	161	-	161
Net loss	-	-	-	-	(1,842)	(1,842)
Balance at June 30, 2021 (unaudited)	1,360,881	$-	$8,664	$(679)	$(8,853)	$(868)

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(1,231)	$(2,477)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of services receivable	326	320
Interest on convertible note and short-term loan and amortization of issuance cost	606	62
Issuance of shares for services	-	70
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(218)	1,649

Change in operating assets and liabilities
Inventory	(252)	56
Accounts receivable	-	4
Other current assets	43	-
Accounts payable	(52)	(5)
Other current liabilities	(79)	-
Deferred revenues	38	-
Related parties payable	(36)	36
Net cash provided by (used) in operating activities	(855)	(285)

Cash Flows From Investing Activities
Purchase of property and equipment		-
Proceeds from sale of property and equipment	-
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible loans, net of issuance cost	-	628
Proceeds from issuance of preferred stock	129	-
Prepayments of loans	-	(200)
Net cash provided by financing activities	129	428

Net change in cash and cash equivalents	(726)	143

Cash and cash equivalents, beginning of period	827	54
Cash and cash equivalents, end of period	$101	$197

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of convertible note and accrued interest	$197	$1,944
Common stock issued against accounts payables	$41	$20

Item 1. Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

A.	SAMSARA LUGGAGE, INC. (THE “COMPANY”)

The Company was incorporated on May 7, 2007 under the name, “Darkstar Ventures, Inc.” under the laws of the State of Nevada. The Company is a global smart luggage and lifestyle brand that incorporates innovative design and functional technology into its smart travel products. After two years of travel restrictions due to the coronavirus pandemic, Samsara Luggage put its focus back into the luggage category and launched the first product from the Tag Smart collection of smart suitcases. The Tag Smart line was launched in April 2022 in conjunction with the lifting of travel restrictions. This collection is equipped with Apple’s AirTag technology, allowing travelers to track their suitcases using the Find My app on their iPhone. The tracking technology is designed to offer a solution to one of the most common pain points in travel – lost luggage. The Tag Smart suitcases are available in two different sizes to accommodate both international and US domestic travel, The newest collection comes in three colors in durable polycarbonate and two colors in a lightweight, aviation-grade aluminum material.

The Tag Smart collection was launched along with a new line of coordinating travel accessories in varying sizes and colors. Travel accessories include a weekender bag, sling crossbody, water bottle, oversized travel bag and more.

Samsara launched Sarah & Sam, a fashion and lifestyle collection in the fourth quarter of the 2020 fiscal year. Sarah & Sam is a part of Samsara Direct, a new business model initiated in response to the travel restrictions enforced due to the coronavirus pandemic. Samsara Direct leverages the company's established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market. Sarah & Sam continues to operate and generate sales, alongside the recovery of luggage sales, as travel volumes are back to pre-pandemic situation.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2022, the Company had approximately $101 in cash and cash equivalents, approximately $1,239 in deficit of working capital, a stockholders’ deficiency of approximately $1,365 and an accumulated deficit of approximately $11,425. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three and six months ended June 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	670	670
Fair value of warrants issued in convertible loan	-	-	4	4
Total liabilities	-	-	674	674

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,017	1,017
Fair value of warrants issued in convertible loan	-	-	24	24
Total liabilities	-	-	1,041	1,041

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

June 30, 2022
Common stock price	$0.2
Expected volatility	289.77%
Expected term	1.93 years
Risk free rate	2.91%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term	2.43 years
Risk free rate	0.83%
Expected dividend yield	0%
Fair Market Value of Warrants	$10

B.	On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150 was provided upon execution of the SPA. The second tranche in the amount of $70 was provided on October 7, 2020. Each tranche of the loan bears interest at an annual rate of ten percent (10%). Each tranche of the investment bears interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2022
Common stock price	$0.2
Expected volatility	275.97%
Expected term (years)	3.18
Risk free rate	2.99%
Expected dividend yield	0%
Fair Market Value of Warrants	$0

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term (years)	3.68
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

C.	On April 6, 2021, the Company entered into a third Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150 and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2022
Common stock price	$0.2
Expected volatility	139.71%
Expected term	0.77
Risk free rate	2.66%
Expected dividend yield	0%
Fair Market Value of Convertible component	$77

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	1.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Convertible component	$164

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

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2022
Common stock price	$0.2
Expected volatility	275.97%
Expected term	3.77
Risk free rate	3.00%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	4.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$12

D.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each tranche is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first tranche in the principal amount of $500 was issued on June 7, 2021. The second tranche in the principal amount of $500 was issued on July 6, 2021 following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third tranche in the principal amount of $250 was issued on September 7, 2021 following the Registration Statement being declared effective by the SEC.

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

On April 25, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $30 and accrued interest of $4 into 103,963 shares of Common Stock of the Company. The fair market value of the shares was $45.

On May 11, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $23 and accrued interest of $1 into 113,109 shares of Common Stock of the Company. The fair market value of the shares was $29.

On June 7, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $13 and accrued interest of $2 into 117,244 shares of Common Stock of the Company. The fair market value of the shares was $36.

On June 28, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $18 and accrued interest of $1 into 123,288 shares of Common Stock of the Company. The fair market value of the shares was $31.

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

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2022
Common stock price	$0.2
Expected volatility	166.01%
Expected term	0.2
Risk free rate	0.97%
Expected dividend yield	0%
Fair Market Value of Convertible component	$243

December 31, 2021
Common stock price	$0.9585
Expected volatility	86.8 – 87.57%
Expected term	0.43 – 0.51
Risk free rate	0.16 – 0.19%
Expected dividend yield	0%
Fair Market Value of Convertible component	$331

E.	On December 14, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fifth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $ 500, and the Company will issue convertible debentures to the Investor.

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

The following are the data and assumptions used as of the balance sheet date:

June 30, 2022
Common stock price	$0.2
Expected volatility	166.01%
Expected term	0.71
Risk free rate	2.38%
Expected dividend yield	0%
Fair Market Value of Convertible component	$261

December 31, 2021
Common stock price	$0.9585
Expected volatility	205.2%
Expected term	0.95
Risk free rate	0.37%
Expected dividend yield	0%
Fair Market Value of Convertible component	$522

The following table presents the changes in fair value of the level 3 liabilities for the periods ended June 30, 2022 and December 31, 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	24	1,017
Settled upon debt conversion	-	(48)
Changes in fair value	(20)	(299)
Outstanding at June 30, 2022	4	670

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	20	493
Fair value of issued level 3 liability	21	2,064
Changes in fair value	(17)	(1,540)
Outstanding at December 31, 2021	24	1,017

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

On March 1, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $35 and accrued interest of $6 into 97,458 shares of Common Stock of the Company. The fair market value of the shares was $56.

On April 11, 2022, the Company issued 27,303 shares of Common Stock to a service provider as payment for services rendered. The fair market value of the shares was $41.

On April 25, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $30 and accrued interest of $4 into 103,963 shares of Common Stock of the Company. The fair market value of the shares was $45.

On May 11, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $23 and accrued interest of $1 into 113,109 shares of Common Stock of the Company. The fair market value of the shares was $29.

On June 7, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $13 and accrued interest of $2 into 117,244 shares of Common Stock of the Company. The fair market value of the shares was $36.

On June 28, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $18 and accrued interest of $1 into 123,288 shares of Common Stock of the Company. The fair market value of the shares was $31.

Series A Preferred Stock

On May 12, 2022, the Company established a series of redeemable convertible preferred stock (the “Series A Preferred Stock”), par value $0.0001 per share, pursuant to a Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Company (the “Certificate of Designation”).

On May 17, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Investor”) pursuant to which the Company issued and sold to the Investor 148,062 shares of Series A Preferred Stock for a purchase price of $129.

Pursuant to the SPA, the Investor may convert all or a portion of the outstanding Series A Preferred Stock into shares of the Company’s Common Stock beginning on the date which is 180 days after the issuance date of the Series A Preferred Stock (the “Issuance Date”) into Common Stock; provided, however, that the Investor may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the Investor and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. The Series A Preferred Stock may be convertible into shares of Common Stock of the Company at the option of the holders thereof at any time after the issuance of the Series A Preferred Stock, at a conversion price equal a Variable Conversion Price. The Variable Conversion Price means 80% multiplied by the Market Price. The Market Price means the average of the lowest two trading prices for the Common Stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date.

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

Each share of Series A Preferred Stock will carry an annual dividend in the amount of 6% of the price per share of Series A Preferred Stock of $1.00, which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default (as further defined further in the Certificate of Designation), the Dividend Rate shall automatically increase to 15%.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payable

	June 30, 2022	December 31, 2021
	(U.S. dollars in thousands)
Related party payable due to management fee	111	147

General and Administrative Expenses

	For the period ended June 30,	For the period ended June 30,
	2022	2021
	(U.S. dollars in thousands)
Management Fee	50	50

Research and development Expenses

	For the period ended June 30,	For the period ended June 30,
	2022	2021
	(U.S. dollars in thousands)
Consulting Fee	35	-

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

On May 12, 2022, the Company established a series of redeemable convertible preferred stock (the “Series A Preferred Stock”), par value $0.0001 per share, pursuant to a Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Company (the “Certificate of Designation”). Pursuant to the Certificate of Designation, the Company authorized 1,000,000 shares of the Series A Preferred Stock, which may be convertible into shares of common stock, par value $0.0001 per share, of the Company (the “Common Stock”) at the option of the holders thereof at any time after the issuance of the Series A Preferred Stock, at a conversion price equal a Variable Conversion Price (the “Conversion Price”). The “Variable Conversion Price” means 80% multiplied by the Market Price (representing a discount rate of 20%). The “Market Price” means the average of the lowest two (2) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete trading day prior to the conversion date. The “Trading Price” means, for any security as of any date, the actual closing price on the OTCQB, OTCQX, Pink Sheets electronic quotation system or applicable trading market (the “OTC”). The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, winding-up or dissolution, rank: (a) senior with respect to dividends and right of liquidation with the Company’s Common Stock and (b) junior with respect to dividends and right of liquidation to all existing and future indebtedness of the Company and existing and outstanding preferred stock of the Company. The Series A Preferred Stock shall have no right to vote on any matters requiring shareholder approval or any matters on which the shareholders are permitted to vote. Each share of Series A Preferred Stock will carry an annual dividend in the amount of six percent (6%) of the price per share of Series A Preferred Stock of $1.00 (the “Divided Rate”), which shall be cumulative, payable solely upon redemption, liquidation or conversion. Upon the occurrence of an event of default (as further defined further in the Certificate of Designation), the Dividend Rate shall automatically increase to fifteen percent (15%).

On July 6, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, moving its official headquarters to 135 East 57th Street, Suite 18-130 New York, NY. The Company’s telephone number remains the same, phone: (877) 421-1574.

Recent Developments

Tag Smart Suitcases

Samsara Luggage launched its new Tag Smart line of smart suitcases that are combined with Apple AirTag technology in April of 2022 and has since executed a targeted online marketing campaign to grow its audience and increase sales. This first product from the Next Gen collection offers travelers precise tracking technology that can solve one of the most common pain points in travel – lost luggage. Tag Smart was added to the Next Gen collection to offer travelers user-friendly technology that could accurately locate luggage using Apple technology. The digital assets from the new “Find My” online marketing campaign was strategically unveiled both on the Company’s website and various social media platforms.

Samsara Luggage has focused its efforts on promoting the new Tag Smart collection through strategic advertising placements and public relations initiatives. The Company has actively targeted travel, technology, and lifestyle outlets to promote the new product and continue to establish the D2C brand as reputable. Samara also partnered with a popular tech influencer to do an ‘unboxing’ segment for Instagram and YouTube that included a gift with purchase promotion. All the PR and marketing initiatives were designed to increase traffic to the website and visibility of the brand.

The Next Gen collection was first unveiled at CES in January 2020. These models offered a WIFI Hotspot feature, GPS tracking and a portable wireless charger. The company is preparing to launch the WIFI Smart model of the Next Gen collection in the coming months.

Sarah & Sam

During the fourth quarter of 2020, Samsara launched its Sarah & Sam Fashion and Lifestyle Collection. Sarah & Sam is a part of Samsara’s direct business model prompted by the travel limitations due to the COVID-19 pandemic, leveraging the Company’s established digital assets and manufacturing and fulfillment supply chain capabilities to offer additional consumer products that respond to the changing needs of the market.

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

1800 Diagonal Lending LLC Series A Preferred Stock Issuance

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

Results of Operations

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the six months ended June 30, 2022 totaled $143,000 compared to $184,000 for the six months ended June 30, 2021. The decrease in the total revenue is mainly due to lower demand in the current period. The company was mostly engaged and invested in developing the new line of products without adding new inventory for sales of the older model. Sales activities were focused on brand awareness to prepare for the launch that started in the second quarter of 2022.

Revenues for the three months ended June 30, 2022 totaled $112,000 compared to $31,000 for the three months ended March 31, 2022. Luggage sales for the three months ended June 30, 2022 totaled $90,000 compared to $11,000 for the three months ended March 31, 2022 representing an increase of 718% due to the abovementioned launch of a new product line.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the six months ended June 30, 2022 totaled $81,000 compared to $141,000 for the six months ended June 30, 2021. The decrease in the costs of revenue is mainly due to decrease in sales as described above.

Costs of revenues for the three months ended June 30, 2022 totaled $61,000 compared to $20,000 for the three months ended March 31, 2022. Costs of revenue related to luggage sales for the three months ended June 30, 2022 totaled $52,000 compared to $8,000 for the three months ended March 31, 2022 representing an increase of 550% due to the increase in sales resulting from the abovementioned launch of a new product line.

Gross Profit

During the six months ended June 30, 2022, Gross Profit totaled $62,000, representing a Gross Profit margin of 43.36%. During the six months ended June 30, 2021, Gross Profit totaled $43,000, representing a Gross Profit margin of 23.37%.

Operating Expenses

Operating expenses totaled $905,000 during the six months ended June 30, 2022, compared to $777,000 during the six months ended June 30, 2021, representing a net increase of $128,000. The increase in the operating expenses is mainly due to an increase in sales and marketing activities in preparation for the launch of the new line in the current quarter.

Financing Income (expenses)

Financing expenses totaled $388,000 during the six months ended June 30, 2022 compared to a financing income of $1,743,000 during the six months ended June 30, 2021 representing a net decrease of 1,355,000. The decrease in the financing expenses is mainly due to a gain from the movement in the fair value of the derivatives partially offset by an increase in interest expense relating to the outstanding convertible notes.

Net Profit/Loss

We realized a net loss of $1,231,000 for the six months ended June 31, 2022, as compared to a net loss of $2,477,000 for the six months ended June 31, 2021, for the reasons described above.

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the three months ended June 30, 2022 totaled $112,000 compared to $109,000 for the three months ended June 30, 2021. The increase in the total revenue is mainly due to the launch of a new line in the current quarter.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended June 30, 2022 totaled $61,000 compared to $104,000 for the three months ended June 30, 2021.

Gross Profit

During the three months ended June 30, 2022, Gross Profit totaled $51,000, representing a Gross Profit margin of 45.54%. During the three months ended June 30, 2021, Gross Profit totaled $5,000, representing a Gross Profit margin of 4.59%.

Operating Expenses

Operating expenses totaled $451,000 during the three months ended June 30, 2022, compared to $451,000 during the three months ended June 30, 2021. A decrease in general and administrative expenses was offset by an increase in sales and marketing activities in preparation for the launch of the new line in the current quarter.

 Financing Income (expenses)

Financing expenses totaled $542,000 during the three months ended June 30, 2022 compared to financing expenses of $1,396,000 during the three months ended June 30, 2021 representing a net decrease of 854,000. The decrease in the financing expenses is mainly due to a decrease in the movement in the fair value of the derivatives partially offset by an increase in interest expense relating to the outstanding convertible notes.

Net Profit/Loss

We realized a net loss of $942,000 for the three months ended June 31, 2022, as compared to a net loss of $1,842,000 for the three months ended June 31, 2021, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2022, the Company had $101,000 of cash, total current assets of $457,000, and total current liabilities of 1,696,000, creating a working capital deficit of $1,239,000. As of December 31, 2021, the Company had $827,000 of cash, total current assets of $974,000 and total current liabilities of $1,675,000 creating a working capital deficit of $701,000.

The increase in our working capital deficit was mainly attributable to decreases of $726,000 in cash and cash equivalents and $43,000 in other current assets, increases in convertible notes payable of $558,000 and deferred revenues of $38,000, partially offset by increases in inventory of $252,000 and decreases of $52,000 of accounts payable, $120,000 of other current liabilities, $36,000 of related party payables, $347,000 in the fair value of the Conversion Option Derivative Liability and $20,000 of the Warrant derivative liability.

Net cash used in operating activities was $855,000 for the six months ended June 30, 2022, as compared to cash used in operating activities of $285,000 for the six months ended June 30, 2021. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1 – Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
3.5	Certificate of Change to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 22, 2021 and incorporated herein by reference).
3.6	Certificate of Change to the Articles of Incorporation Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on March 22, 2021).
3.7	Certificate of Amendment to the Company’s Articles of Incorporation, dated July 6, 2022 (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on July 7, 2022).
3.8	Certificate of Designation of Series A Preferred Stock, dated May 17, 2022 (incorporated by reference to the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 19, 2022).
10.1	Securities Purchase Agreement, dated June 5, 2019, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2019 and incorporated herein by reference).
10.2	Form of Share Purchase Agreement, signed on September 26, 2019, between the Company and investors who invested $500,000 in the Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019 and incorporated herein by reference).

10.3	Assignment and Assumption Agreement, dated as of November 12, 2019, between the Company and Avraham Bengio (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
10.4	License Agreement dated as of July 18, 2019, between the Company and Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).
10.5	Securities Purchase Agreement, dated June 25, 2020, between the Company and Power Up Lending Group Ltd. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on June 29, 2020 and incorporated herein by reference).
10.6	Securities Purchase Agreement, dated September 3, 2020, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.7	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.8	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.9	Securities Purchase Agreement, signed April 6, 2021, between Samsara Luggage, Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.10	Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.11	Form of Warrant to Purchase Common Stock (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.12	Securities Purchase Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.13	Convertible Debenture, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.14	Registration Rights Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.15	Securities Purchase Agreement, dated December 14, 2021, by and between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2021)
10.16	Convertible Debenture, dated December 14, 2021, by and between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2021)
10.17	Series A Preferred Stock Purchase Agreement, dated as of May 17, 2022, by and between Samsara Luggage, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 19, 2022).
14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).
31*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
32*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of Atara Dzikowski
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: August 3, 2022	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)