Form 10-Q
period 2022-09-30
Samsara Luggage, Inc.
filed 2022-11-14
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock outstanding as of November 14, 2022 was 3,652,337 shares.

SAMSARA LUGGAGE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$125	$827
Inventory	186	94
Other current assets	15	53
Total current assets	326	974

Non-current assets
Property and equipment, net	3	3
Total assets	$329	$977

Liabilities, Mezzanine Equity and Stockholders’ Deficit
Current liabilities
Accounts payable	$59	$74
Other current liabilities	97	131
Related party payable	131	147
Deferred revenue	161	26
Convertible notes and short-term loans	834	256
Conversion option derivative liability	537	1,017
Warrant derivative liability	3	24
Total current liabilities	1,822	1,675

Total liabilities	1,822	1,675

Commitments and Contingencies (Note 9)

Mezzanine equity:
Convertible and redeemable preferred shares, $0.0001 par value, 1,000,000 shares authorized, 221,374 and 0 shares outstanding at September 30, 2022 and December 31, 2021, respectively	194	-

Stockholders’ Deficit
Common stock subscribed	-	-
Common stock, $0.0001 par value; 7,500,000,000 shares authorized; 3,323,085 and 2,055,487 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively.	-	-
Additional paid-in capital	10,207	9,852
Services receivable	-	(356)
Accumulated deficit	(11,894)	(10,194)
Total stockholders’ deficit	(1,687)	(698)

Total Liabilities, Mezzanine Equity and Stockholders’ Deficit	$329	$977

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	$235	$110	$378	$294

COST OF GOODS SOLD	206	95	287	236

GROSS PROFIT	29	15	91	58

OPERATING EXPENSES
Research and development	66	17	112	17
Sales and marketing	175	116	585	277
General and administrative	176	352	625	968
TOTAL OPERATING EXPENSES	417	485	1,322	1,262

OPERATING LOSS	(388)	(470)	(1,231)	(1,204)

FINANCING EXPENSES
Interest and amortization of issuance cost on note and short-term loan and other	(170)	6	(776)	(88)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses	89	(83)	307	(1,732)
TOTAL FINANCING EXPENSES	(81)	(77)	(469)	(1,820)

NET LOSS	$(469)	$(547)	$(1,700)	$(3,024)

Per-share data
Basic and diluted loss per share	$(0.15)	$(0.39)	$(0.67)	$(2.67)

Weighted average number of common shares outstanding	3,108,358	1,399,307	2,521,517	1,130,489

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Services	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	receivable	Deficit	Equity
Balance at January 1, 2022	2,055,487	$-	$9,852	$(356)	$(10,194)	$(698)
Conversion of convertible debt into common shares	97,458	-	56	-	-	56
Amortization of services	-	-	-	176	-	176
Net loss					(289)	(289)
Balance at March 31, 2022 (unaudited)	2,152,945	-	9,908	(180)	(10,483)	(755)
Conversion of convertible debt into common shares	457,604	-	141	-		141
Issuance of shares to service provider	27,303	-	41	-		41
Amortization of services	-	-	-	150		150
Net loss	-	-	-	-	(942)	(942)
Balance at June 30, 2022 (unaudited)	2,637,852	-	10,090	(30)	(11,425)	(1,365)
Conversion of convertible debt into common shares	685,233	-	117	-	-	117
Amortization of services	-	-	-	30	-	30
Net loss	-	-	-	-	(469)	(469)
Balance at September 30, 2022 (unaudited)	3,323,085	$-	$10,207	$-	$(11,894)	$(1,687)

Balance at January 1, 2021	786,700	$-	$6,463	$(999)	$(6,376)	$(912)
Conversion of convertible debt into common shares	62,464	-	308		-	308
Amortization of services	-	-	0	159	-	159
Net loss	-	-	-	-	(635)	(635)
Balance at March 31, 2021 (unaudited)	849,164	-	6,771	(840)	(7,011)	(1,080)
Conversion of convertible debt into common shares	511,717	-	1,893		-	1,893
Amortization of services	-	-	-	161	-	161
Net loss	-	-	-	-	(1,842)	(1,842)
Balance at June 30, 2021 (unaudited)	1,360,881	-	8,664	(679)	(8,853)	(868)
Conversion of convertible debt into common shares	134,601	-	404	-	-	404
Amortization of services	-	-	-	162	-	162
Net loss	-	-	-		(547)	(547)
Balance at September 30, 2021 (unaudited)	1,495,482	$-	$9,068	$(517)	$(9,400)	$(849)

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(1,700)	$(3,024)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of services receivable	356	482
Interest on convertible note and short-term loan and amortization of issuance cost	776	92
Issuance of shares for services	-	70
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(308)	1,729

Change in operating assets and liabilities
Inventory	(92)	72
Accounts receivable	-	3
Other current assets	38	-
Accounts payable	(15)	2
Other current liabilities	(61)	(13)
Deferred revenues	135	-
Related parties payable	(16)	25
Net cash used in operating activities	(887)	(562)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Proceeds from sale of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible loans, net of issuance cost	-	1,378
Proceeds from issuance of preferred stock, net of issuance costs	185	-
Prepayments of loans	-	(200)
Net cash provided by financing activities	185	1,178

Net change in cash and cash equivalents	(702)	616

Cash and cash equivalents, beginning of period	827	54
Cash and cash equivalents, end of period	$125	$670

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of convertible note and accrued interest	$314	$2,348
Common stock issued against accounts payables	$41	$20

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

A.	SAMSARA LUGGAGE, INC. (THE “COMPANY”)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2022, the Company had approximately $125 in cash and cash equivalents, approximately $1,496 in deficit of working capital, a stockholders’ deficiency of approximately $1,687 and an accumulated deficit of approximately $11,894. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three and nine months ended September 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	537	537
Fair value of warrants issued in convertible loan	-	-	3	3
Total liabilities	-	-	540	540

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,017	1,017
Fair value of warrants issued in convertible loan	-	-	24	24
Total liabilities	-	-	1,041	1,041

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

September 30, 2022
Common stock price	$0.15
Expected volatility	235.62%
Expected term	1.68
Risk free rate	4.17%
Expected dividend yield	0%
Fair Market Value of Warrants	$1

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term	2.43 years
Risk free rate	0.83%
Expected dividend yield	0%
Fair Market Value of Warrants	$10

B.	On September 3, 2020, Samsara Luggage, Inc. (the “Company”) entered into a second Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The first tranche of the convertible debentures in the amount of $150 was provided upon execution of the SPA. The second tranche in the amount of $70 was provided on October 7, 2020. Each tranche of the loan bears interest at an annual rate of ten percent (10%). Each tranche of the investment bears interest at an annual rate of ten percent (10%) and will be repayable after two years. Each tranche of the investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

September 30, 2022
Common stock price	$0.15
Expected volatility	274.48%
Expected term (years)	2.93
Risk free rate	4.25%
Expected dividend yield	0%
Fair Market Value of Warrants	$-

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term (years)	3.68
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

C.	On April 6, 2021, the Company entered into a third Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150 and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

The following are the data and assumptions used as of the balance sheet dates:

September 30, 2022
Common stock price	$0.15
Expected volatility	183.16%
Expected term	0.52
Risk free rate	3.92%
Expected dividend yield	0%
Fair Market Value of Convertible component	$88

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	1.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Convertible component	$164

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

The following are the data and assumptions used as of the balance sheet dates:

September 30, 2022
Common stock price	$0.15
Expected volatility	274.48%
Expected term	3.52
Risk free rate	4.20%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	4.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$12

D.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each tranche is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first tranche in the principal amount of $500 was issued on June 7, 2021. The second tranche in the principal amount of $500 was issued on July 6, 2021 following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third tranche in the principal amount of $250 was issued on September 7, 2021 following the Registration Statement being declared effective by the SEC.

On September 20, 2021, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $100 from the third tranche into 47,887 shares of Common Stock of the Company. The fair market value of the shares was $130.

On October 14, 2021, and pursuant to the SPA, YAII exercised its option to convert the remaining Convertible Promissory Note principal in the amount of $150 from the third tranche and accrued interest of $1 into 109,018 shares of Common Stock of the Company. The fair market value of the shares was $211.

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

On July 26, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $13 and accrued interest of $2 into 130,250 shares of Common Stock of the Company. The fair market value of the shares was $38.

On July 27, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $29 and accrued interest of $0 into 259,404 shares of Common Stock of the Company. The fair market value of the shares was $44.

On August 3, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $28 and accrued interest of $0 into 295,579 shares of Common Stock of the Company. The fair market value of the shares was $35.

The Convertible Debentures bear interest at a rate of 10% per annum (15% on default) and had initial maturity dates of June 7, 2022, July 6, 2022, and September 7, 2022. The Company has not received any formal correspondence in respect of these debentures and intends to repay the note as soon as it is practicable. The Convertible Debentures provide a conversion right, in which any portion of the principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into the Company’s Common Stock at a conversion price equal to 80% of the lowest volume weighted average price of the Company’s Common Stock during the ten (10) trading days immediately preceding the date of conversion, subject to adjustment. The Convertible Debentures may not be converted into common stock to the extent such conversion would result in the Investor beneficially owning more than 9.99% of the Company’s outstanding Common Stock (the “Beneficial Ownership Limitation”); provided, however, that the Beneficial Ownership Limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company. The Convertible Debentures provide the Company with a redemption right, pursuant to which the Company, upon fifteen (15) business days’ prior notice to the Investor, may redeem, in whole or in part, outstanding principal and interest at a redemption price equal to the principal amount being redeemed plus a redemption premium equal to 5% of the outstanding principal amount being redeemed plus outstanding and accrued interest; however, the Investor shall have fifteen (15) business days after receipt of the Company’s redemption notice to elect to convert all or any portion of the Convertible Debentures, subject to the Beneficial Ownership Limitation. In connection with the Securities Purchase Agreement, the Company executed a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it is required to file the Registration Statement with the SEC for the resale of the Conversion Shares. Pursuant to the Registration Rights Agreement, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the Registration Statement. The Company is obligated to file the Registration Statement no later than 45 days after the First Closing Date and to have it declared effective by the SEC no later than 105 days after filing (the “Registration Obligations”).

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

The fair value of the convertible components as of September 30, 2022 was estimated using the intrinsic method as the debentures are past due and payable immediately upon request.

The fair value of the convertible component at December 31, 2021 was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative.

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

The following are the data and assumptions used as of the balance sheet date:

September 30, 2022
Common stock price	$0.15
Expected volatility	183.16%
Expected term	0.21
Risk free rate	3.26%
Expected dividend yield	0%
Fair Market Value of Convertible component	$272

December 31, 2021
Common stock price	$0.9585
Expected volatility	205.2%
Expected term	0.95
Risk free rate	0.37%
Expected dividend yield	0%
Fair Market Value of Convertible component	$522

Movement in derivative liabilities

The following table presents the changes in fair value of the level 3 liabilities for the periods ended September 30, 2022 and December 31, 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	24	1,017
Settled upon debt conversion	-	(110)
Changes in fair value	(21)	(370)
Outstanding at September 30, 2022	3	537

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	20	493
Fair value of issued level 3 liability	21	2,064
Changes in fair value	(17)	(1,540)
Outstanding at December 31, 2021	24	1,017

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

On July 26, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $13 and accrued interest of $2 into 130,250 shares of Common Stock of the Company. The fair market value of the shares was $38.

On July 27, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $29 and accrued interest of $0 into 259,404 shares of Common Stock of the Company. The fair market value of the shares was $44.

On August 3, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $28 and accrued interest of $0 into 295,579 shares of Common Stock of the Company. The fair market value of the shares was $35.

Series A Preferred Stock

On May 12, 2022, the Company established a series of redeemable convertible preferred stock (the “Series A Preferred Stock”), par value $0.0001 per share, stated value $1.0 per share, pursuant to a Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Company (the “Certificate of Designation”).

On May 17, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Investor”) pursuant to which the Company issued and sold to the Investor 148,062 shares of Series A Preferred Stock for a purchase price of $129, of which the Company received proceeds of $125, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity. The Company recorded a discount of $23 representing the difference between the stated value and the cash proceeds. The discount will be amortized over the two-year redemption period. As of September 30, 2022, the Company has amortized $4 of the discount in the form of interest expense, and the balance as of September 30, 2022 is $129.

On August 10, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Investor”) pursuant to which the Company issued and sold to the Investor 73,312 shares of Series A Preferred Stock for a purchase price of $63, of which the Company received proceeds of $60, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity. The Company recorded a discount of $13 representing the difference between the stated value and the cash proceeds. The discount will be amortized over the two-year redemption period. As of September 30, 2022, the Company has amortized $1 of the discount in the form of interest expense, and the balance as of September 30, 2022 is $61.

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

Each share of Series A Preferred Stock will carry an annual dividend in the amount of 6% of the price per share of Series A Preferred Stock of $1.00, which shall be cumulative, payable solely upon redemption, liquidation or conversion. As of September 30, 2022, the Company has accrued dividends in respect of the Series A Preferred Stock in the amount of $4. Upon the occurrence of an event of default (as further defined further in the Certificate of Designation), the Dividend Rate shall automatically increase to 15%.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payable

	September 30, 2022	December 31, 2021
	(U.S. dollars in thousands)
Related party payable due to management fee	131	147

General and Administrative Expenses

	For the period ended September 30,	For the period ended September 30,
	2022	2021
	(U.S. dollars in thousands)
Management Fee	75	75

Research and development Expenses

	For the period ended September 30,	For the period ended September 30,
	2022	2021
	(U.S. dollars in thousands)
Consulting Fee	72	17

NOTE 6 – SUBSEQUENT EVENTS

On October 7, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $32 and accrued interest of $2 into 329,252 shares of Common Stock of the Company. The fair market value of the shares was $43.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

Un-carrier On Suitcases

In August of 2022, Samsara Luggage became the luggage carrier for Tommy Bahama, a luxury resort brand owned by retail giant Oxford Industries. Samsara’s Tag Smart Grand Carry-on and Weekender Bag was added to the Tommy Bahama e-commerce site and included in select stores in New York, Florida, and California. This marked Samsara Luggage’s debut in retail stores.

Samsara Luggage worked closely with T-Mobile to develop the Un-carrier On, a smart suitcase created with the iconic Samsara design and T-Mobile branded elements. Like the Tag Smart carry-on that was launched in April of 2022, the Un-carrier on is combined with the Apple AirTag, allowing travelers to track their suitcase using the iPhone’s FindMy app. The Un-carrier On is also equipped with a removable Power Bank that offers wireless charging and USB-C port for corded charging. Samsara Luggage and T-Mobile worked closely to develop the co-branded Un-carrier On and plan for its launch in November of 2022, on the heels of the holiday season.

Samsara Luggage’s Tag Smart suitcase was nominated for TIME magazine’s “Best Inventions of 2022.” Samsara was notified in early November 2022 that it would be awarded a “Special Mention” both online and in the printed magazine. The prestigious award will be used for future marketing efforts, social media posts and public relations efforts.

Samsara Luggage continues to engage new social media followers through its partnerships, marketing, and public relations campaigns. The company has increased its visibility throughout the luggage market.

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

1800 Diagonal Lending LLC Series A Preferred Stock Issuance

On August 10, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Investor”) pursuant to which the Company issued and sold to the Investor 73,312 shares of Series A Preferred Stock for a purchase price of $63,750.00. Pursuant to the SPA, the Investor may convert all or a portion of the outstanding Series A Preferred Stock into shares of the Company’s Common Stock beginning on the date which is 180 days after the issuance date of the Series A Preferred Stock (the “Issuance Date”) into Common Stock; provided, however, that the Investor may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the Investor and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock.

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

As of the date of this filing, $363,000 of the Second Convertible Debenture and the full $250,000 of the Third Convertible Debenture were converted into shares of common stock.

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

Results of Operations

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the nine months ended September 30, 2022 totaled $378 compared to $294 for the nine months ended September 30, 2021. The increase in the total revenue is mainly due to the increased demand for the new product which was launched in the second quarter of 2022. The Company was mostly engaged and invested in developing the new line of products without adding new inventory for sales of the older model. Sales activities were focused on brand awareness to prepare for the launch that started in the second quarter of 2022.

Revenues for the three months ended September 30, 2022 totaled $235 compared to $110 for the three months ended September 31, 2021. Luggage sales for the three months ended September 30, 2022 totaled $229 compared to $90 for the three months ended June 30, 2022 representing an increase of 154% due to the increased sales of the new product line.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the nine months ended September 30, 2022 totaled $287 compared to $236 for the nine months ended September 30, 2021. The increase in the costs of revenue is mainly due to the increase in sales as described above.

Costs of revenues for the three months ended September 30, 2022 totaled $206 compared to $95 for the three months ended September 30, 2021. Costs of revenue related to luggage sales for the three months ended September 30, 2022 totaled $202 compared to $52 for the three months ended June 30, 2022 representing an increase of 288% due to the increase in sales of the new product line.

Gross Profit

During the nine months ended September 30, 2022, Gross Profit totaled $91, representing a Gross Profit margin of 24.07%. During the nine months ended September 30, 2021, Gross Profit totaled $58, representing a Gross Profit margin of 19.73%.

Operating Expenses

Operating expenses totaled $1,322 during the nine months ended September 30, 2022, compared to $1,262 during the nine months ended September 30, 2021, representing a net increase of $60. The increase in the operating expenses is mainly due to an increase in sales and marketing activities relating to the launch of the new line of product.

Financing expenses

Financing expenses totaled $469 during the nine months ended September 30, 2022 compared to a financing expenses of $1,820 during the nine months ended September 30, 2021 representing a net decrease of $1,351. The decrease in the financing expenses is mainly due to a gain from the movement in the fair value of the derivatives partially offset by an increase in interest expense relating to the outstanding convertible notes.

Net Loss

We realized a net loss of $1,700 for the nine months ended September 30, 2022, as compared to a net loss of $3,024 for the nine months ended September 30, 2021, for the reasons described above.

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the three months ended September 30, 2022 totaled $235 compared to $110 for the three months ended September 30, 2021. The increase in the total revenue is mainly due to sales of the new line in the current quarter. Luggage sales for the three months ended September 30, 2022 totaled $229 compared to $45 for the three months ended September 30, 2021 representing an increase of 407% due to the increased sales of the new product line.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended September 30, 2022 totaled $206 compared to $95 for the three months ended September  30, 2021.

Gross Profit

During the three months ended September 30, 2022, Gross Profit totaled $29, representing a Gross Profit margin of 12.34%. During the three months ended September 30, 2021, Gross Profit totaled $15, representing a Gross Profit margin of 13.6%.

Operating Expenses

Operating expenses totaled $417 during the three months ended September 30, 2022, compared to $485,000 during the three months ended September  30, 2021. A decrease in general and administrative expenses was offset by an increase in sales and marketing activities in respect of the launch of the new line launched in the second quarter as well as increased research and development costs relating to future products.

Financing Income (expenses)

Financing expenses totaled $81 during the three months ended September 30, 2022 compared to financing expenses of $77 during the three months ended September 30, 2021.

Net Loss

We realized a net loss of $469 for the three months ended September 30, 2022, as compared to a net loss of $547 for the three months ended September 30, 2021, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September  30, 2022, the Company had $125 of cash, total current assets of $326, and total current liabilities of $1,822, creating a working capital deficit of $1,496. As of December 31, 2021, the Company had $827 of cash, total current assets of $974 and total current liabilities of $1,675 creating a working capital deficit of $701.

The decrease in our working capital deficit was mainly attributable to decreases of $702 in cash and cash equivalents, and $38 in other current assets, increases in convertible notes payable of $578 and deferred revenues of $135, partially offset by an increase of $92 in inventory and decreases of $15 of accounts payable, $34 of other current liabilities, $16 of related party payables, $480 in the fair value of the Conversion Option Derivative Liability and $21 of the Warrant derivative liability.

Net cash used in operating activities was $887 for the nine months ended September 30, 2022, as compared to cash used in operating activities of $562 for the nine months ended September 30, 2021. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

We have principally financed our operations through the sale of our common stock, preferred stock and the issuance of debt. In the nine-month period ending September 30, 2022, we raised $185 through the sale of Series A Preferred shares. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. Except as set forth below, there have been no material changes to the risk factors previously reported under Item 1A. “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2021. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Terrorist attacks, acts of war, global health emergencies or natural disasters may impact our business, operating results and financial condition.

Terrorist acts, acts of war, global health emergencies or natural disasters may disrupt our operations, as well as the operations of our businesses. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Any market disruptions as a result of such acts could affect our operations and, as a result, could have a material adverse effect on our business, financial condition and results of operations.

Inflation may adversely affect our business, results of operations and financial condition.

We may be impacted by inflation, such as current inflation related to global supply chain disruptions. Recent inflationary pressures have increased the cost of raw materials and may adversely affect our operations. If we are unable to pass any increases in their costs along to their customers, it could adversely affect our results and impact our ability to pay interest and principal on our loans.

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: November 14, 2022	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)