Form 10-K
period 2022-12-31
Samsara Luggage, Inc.
filed 2023-04-03
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) was $527,570.

The number of shares of the registrant’s common stock outstanding as of April 3, 2023 was 5,888,152 shares.

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

Organization and Description of Business

Samsara Luggage is a global smart luggage and lifestyle brand that incorporates innovative design and functional technology into its smart travel products. The Company launched the first product from the Tag Smart collection of smart suitcases in April 2022, as travel resumed to pre-COVID levels. This collection is equipped with Apple AirTag technology, allowing travelers to track their suitcase using the iPhone’s Find My app. Lost luggage became a prominent issue for global travelers during the Summer 2022 travel season. The Tag Smart suitcase offered travelers precise tracking of their suitcase along with immediate information regarding their luggage’s whereabouts. The Tag Smart collection is currently available in two different sizes to accommodate both international and US domestic travel. The newest collection comes in three colors in durable polycarbonate and two colors in a lightweight, aviation-grade aluminum material.

The Company launched Street Smart in February 2023. Street Smart is a curated collection of travel and lifestyle accessories that builds on the fashion element of travel. Included in the collection are a selection of sunglasses, tote bag, stylish ballcaps and a stand-alone portable battery for electronic devices. Street Smart compliments Samsara Luggage’s aesthetic and allows the brand to offer more travel-ready products at varying price points.

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

Our common shares are quoted on the OTCQB under the symbol “SAML.” On April 2, 2023, the closing price for shares of our common shares as reported on the OTCQB was $0.0326 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Recent Developments

Samsara Luggage entered into strategic partnerships with wireless network operator T-Mobile and luxury lifestyle clothing brand Tommy Bahama after the launch of its Tag Smart collection of smart luggage. The Company began its collaboration with T-Mobile in July of 2022. The two companies conceptualized a new co-branded carry-on suitcase that would merge the Samsara Luggage and T-Mobile aesthetic. Samsara Luggage began the process of designing and manufacturing the Un-carrier On suitcase, a magenta colored carry-on that offered the same tracking technology as the Tag Smart suitcase and a power bank with wireless and USB-C charging capabilities. The Un-carrier On was launched in late November 2022 and garnered significant press.

During this time, Samsara Luggage also made its retail debut in Tommy Bahama stores. Select travel related items including Samsara’s Tag Smart carry-on became available in select Tommy Bahama stores in Florida and New York. Tommy Bahama also added the products to its online e-commerce store. The men’s and women’s clothing brand included the new Samsara Luggage products in its marketing assets for the Tommy Bahama website and social media channels. Samsara Luggage remains in Tommy Bahama stores and on its eponymous website.

Notable Accolades & Press Mentions

The Tag Smart Carry-on won Special Mention in TIME’s list of Best Inventions 2022. The prestigious list was published in early November, just before the launch of the Un-carrier On co-branded suitcase. Conde Nast Traveler included the Tag Smart Carry-on in its print edition, giving the smart suitcase an entire page in its October issue. Along with this special award, the Tag Smart Carry-on was included in several back-to-back “best of” roundups in noteworthy press outlets including Travel + Leisure, Tom’s Guide, Forbes, CBS News and Buy Side from WSJ. With the Tag Smart collection being designed for the AirTag, Apple-focused publications like iMore published stories around the new collection.

Transactions during 2022 (dollars shown below in thousands)

On March 1, 2022, and pursuant to the SPA, YAII PN, Ltd. (“YAII”) exercised its option to convert the Convertible Promissory Note principal in the amount of $35 and accrued interest of $6 into 97,458 shares of Common Stock of the Company. The fair market value of the shares was $56.

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

On May 17, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company pursuant to which the Company issued and sold 148,062 shares of Series A Preferred Stock for a purchase price of $129, of which the Company received proceeds of $125, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity.

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

On August 10, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company pursuant to which the Company issued and sold 73,312 shares of Series A Preferred Stock for a purchase price of $63, of which the Company received proceeds of $60, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity.

On October 7, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $32 and accrued interest of $2 into 329,252 shares of Common Stock of the Company. The fair market value of the shares was $43.

On November 23, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $29 and accrued interest of $1 into 363,498 shares of Common Stock of the Company. The fair market value of the shares was $39.

On November 23, 2022, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 14,466 shares of Series A Preferred Stock into 181,442 shares of Common Stock of the Company.

On November 23, 2022, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 13,500 shares of Series A Preferred Stock into 209,035 shares of Common Stock of the Company.

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

In 2021 Samsara prepared for an expansive launch. The Company focused on strengthening its strategic branding and marketing as well as developing its R&D to expand its product offerings based on the changing needs of the market. Samsara was working closely with the production assembly line to create a more reliable supply chain despite the global disruptions due to the COVID-19 pandemic. The Company was also working on quality assurance to ensure that the products meet the high-standards core to the company’s principles.

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

Samsara continued developing new digital marketing assets for the anticipated launch of its next collection of smart luggage, which has evolved to adapt to the changing travel landscape despite the interruptions to the global supply chain.

During the first quarter of 2022, Samsara debuted its first NFT (non-fungible token) on Desperate ApeWives, a leading NFT community. The new NFT named “Sam” is inspired by the sleek, modern style and passion for adventure that the brand embodies. Sam is the company’s first NFT Brand Ambassador and will included in the marketing campaign for Samsara’s newest collection anticipated

(“Sam”)

In May of 2022, Samsara partnered with YouTube Tech and Lifestyle Creator Justine Ezarik (aka iJustine) as part of its new marketing strategy for its newly launched Tag Smart collection of smart luggage. The collaboration aims to help Samsara reach the millions of gadget lovers that follow iJustine’s many social media platforms such as YouTube and Instagram. The unboxing video was unveiled on YouTube and features iJustine highlighting the detail of the new Tag Smart suitcase which incorporates the Apple AirTag so travelers can track their luggage using the Find My app on their iPhone.

In August of 2022, Samsara announced a partnership with iconic island lifestyle brand, Tommy Bahama (NYSE: OXM) to offer select products from its newly launched Tag Smart Collection both in-store and online. Tommy Bahama will add Samsara’s Tag Smart Carry-on to its website in September and in select stores later in Fall 2022. The Tag Smart Carry-on is combined with the Apple AirTag, allowing travelers to easily track their suitcase using the Find My app on their iPhone. In addition, Samsara’s Weekender Bag will also be added to the Tommy Bahama site as a travel accessory that coordinates with the Tag Smart Carry-on

In November of 2022, T-Mobile (NASDAQ: TMUS) unveiled the Un-carrier On — a new smart, very-magenta suitcase in collaboration with Samsara, with the aim of helping people explore the world. The limited-edition Un-carrier On was made available for pre-order starting in November of 2022 at TravelMagenta.com. Samsara received significant press spotlight in connection with the Un-carrier On with T-Mobile. A few of the many notable outlets include Forbes, Fox News and 9to5google.com, who shared outstanding reviews of Samsara’s latest smart suitcase equipped with standout tech features including Tag Smart luggage tracker, wireless charging, and USB-C port for corded charging.

Later that month TIME awarded Samsara’s Tag Smart carry-on with Special Mention in its Best Inventions of 2022 list.

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

Samsara believes that it is in substantial compliance with the laws and regulations which regulate its business, as detailed below:

Air Travel Regulations

The Samsara Luggage Carry-on case complies with all airline regulations applicable to manufacturing materials, size and weight. Additionally, it incorporates all the electronic parts into one removeable unit, leaving an option for the suitcase to be completely electronic free, if needed, in compliance with the airline regulations implemented by the International Air Transport Association in January 2018, requesting passengers to remove batteries from checked-in smart luggage.

Samsara carry-on locks, bearing the Travel Sentry logo, meet TSA recommendations for accepted locks which can be opened by the TSA without being broken.

Employees

Samsara maintains seven (7) employees. All of the Company’s other business activities are performed by independent contractors and third-party service providers.

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

Samsara has incurred significant operating losses since its inception. Samsara’s net losses were $2,239,000 and $3,817,000 for the years ended December 31, 2022, and December 31, 2021, respectively. As of December 31, 2022, Samsara had an accumulated deficit of $12,433,000. Substantially all of Samsara’s losses have resulted from expenses incurred in connection with its research and development programs and from general and administrative costs associated with Samsara’s operations. Samsara expects to continue to incur losses for the foreseeable future and anticipates these losses will increase substantially as Samsara continues to develop and commercialize its products.

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

Samsara’s independent registered public accounting firm indicated in its report on Samsara’s financial statements for the period ended December 31, 2022, that conditions exist that raise substantial doubt about Samsara’s ability to continue as a “going concern.” A going concern paragraph included in Samsara’s independent registered public accounting firm’s report on its consolidated financial statements could impair investor perceptions and Samsara’s ability to finance its operations through the sale of equity, incurring debt, or other financing alternatives. Samsara’s ability to continue as a going concern will depend upon many factors beyond Samsara’s control including the availability and terms of future funding. If Samsara is unable to achieve its goals and raise the necessary funds to finance its operations, its business would be jeopardized, and Samsara may not be able to continue.

Samsara will require substantial additional financing to achieve its goals, and a failure to obtain this necessary capital when needed and on acceptable terms, or at all, could force Samsara to delay, limit, reduce or terminate its product development programs, commercialization efforts or other operations.

Samsara expects its expenses to increase in connection with its ongoing activities. Samsara also expects to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Samsara cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of its products. Samsara will need to obtain substantial additional funding in connection with its continuing operations as a public company. If Samsara is unable to raise capital when needed or on attractive terms, Samsara could be forced to delay, reduce or eliminate its research and development programs or any future commercialization efforts.

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

Samsara’s executives and managerial personnel are critical to our business, and they may not remain with us.

Samsara’s performance substantially depends on the performance of our management team. The loss of the services of any of Samsara’s executives or managerial personnel could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. We do not have a dedicated Chief Financial Officer, and our other executives have taken on substantially more responsibility for the management of our business and of our financial reporting. These changes in our organization may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we find a Chief Financial Officer, or if we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. The loss of the services of our executives or other personnel also could harm our reputation.

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

Several aspects of Samsara’s smart luggage products, including its battery, locks and LED lights, are subject to the requirements of federal laws relating to aviation and homeland security, as well as international regulation of electronic devices. Part 15 of the FCC Rules requires operation of electronic equipment not to cause harmful interference and to accept any interference received, including interference that may cause undesired operation. The Transportation Security Administration (TSA) recommends that only TSA approved locks be used on luggage, to avoid risk of TSA agents breaking the lock for inspection. The European Union requires all electronic devices to comply with the Restriction of Hazardous Substances (ROHS) regulations which restricts the use of specific hazardous materials found in electrical and electronic products. BS EN 62471 gives universal best-practice recommendations for the photobiological safety of electric lamps and lighting systems, including LED lights. This standard specifies exposure limits, measurement techniques and classification systems to control photobiological and light hazards. The EU radio equipment directive establishes a regulatory framework for placing radio equipment on the market, setting requirements for safety and health, electromagnetic compatibility, and the efficient use of the radio spectrum.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our office and mailing address is 135 E. 57th Street, Suite 18-130, New York, New York 10022. The lease period for our New York office commenced in October 2021 and expires on May 2022. We pay a fixed monthly rent of $5,000 per month for our main office in New York and two additional international offices. The leases for our two international offices have been renewed in August 2022. We believe that our leased property is satisfactory, suitable, and adequate for our current needs.

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

On December 31, 2022, the last trading day before the date of this Annual Report, the closing sale price of the Common Stock on OTCQB was $0.0902 per share.

While our Common Stock is quoted on the OTCQB market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our common shares as quoted on the OTC Pink or OTCQB, as applicable, for each of the quarters during the fiscal year ended December 31, 2022 and December 31, 2021:

	For the Fiscal Year Ended December 31, 2022
For the Quarter ended	High	Low
March 31	0.96	0.41
June 30	0.61	0.13
September 30	0.29	0.11
December 31	0.21	0.09

	For the Fiscal Year Ended December 31, 2021
For the Quarter ended	High	Low
March 31	15.00	1.68
June 30	6.33	1.43
September 30	4.10	2.16
December 31	2.10	0.95

Shareholders of Record

As of April 3, 2023, there were 166 stockholders of record holding 5,888,152 shares of common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2022, all sales of equity securities not registered under the Securities Act were included in our Quarterly Reports on Form 10-Q and in our Current Reports on Form 8-K.

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

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the year ended December 31, 2022 totaled $1,171,000, compared to $345,000 for the year ended December 31, 2021, an increase of 239%. The increase in the total revenue is mainly due to the increased demand for the new product which was launched in the second quarter of 2022. The Company was mostly engaged and invested in developing the new line of products without adding new inventory for sales of the older model. Sales activities were focused on brand awareness to prepare for the launch that started in the second quarter of 2022.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the year ended December 31, 2022 totaled $822,000, compared to $293,000 for the year ended December 31, 2021, an increase of 181%. The increase in the costs of revenue is mainly due to the increase in sales as described above.

Gross Profit

During the year ended December 31, 2022, Gross Profit totaled $349,000, representing a Gross Profit margin of 30%. During the year ended December 31, 2021, Gross Profit totaled $52,000 representing Gross Profit margin of 15%. The Gross Profit margin increased in 2022 by 571%.

Operating Expenses

Operating expenses totaled $1,722,000 during the year ended December 31, 2022, compared to $2,013,000 during the year ended December 31, 2021, representing a net decrease of $291,000, or 14%. The decrease is due primarily to decreases in Research and Development of $154,000 and General and Administrative of $411,000 partially offset by an increase in Sales and Marketing of $274,000. The decrease in Research and Development and the increase in Sales and Marketing are due primarily to the shift to sales and marketing activities relating to the launch of the new products in 2022. The decrease in General and Administrative is due primarily to decreases in share-based compensation and professional fees.

Financing Income (expenses)

Financing expenses totaled $1,033,000 during the year ended December 31, 2022 compared to a financing expense of $1,856,000 during the year ended December 31, 2021. The decrease in the financing expenses is mainly due to the gains from the changes in the derivative liabilities.

Net Loss

We incurred a net loss of $2,406,000 for the year ended December 31, 2022, as compared to a net loss of $3,817,000 for the year ended December 31, 2021 for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2022, the Company has $168,000 of cash, total current assets of $345,000, and total current liabilities of $2,320,000, creating a working capital deficit of $1,975,000. As of December 31, 2021, the Company has $827,000 of cash, total current assets of $974,000, and total current liabilities of $1,675,000, creating a working capital deficit of $701,000.

The decrease in our working capital deficit was mainly attributable to the increase of $911,000 in fair value of the convertible component in a convertible loan and a decrease of $659,000 in cash and cash equivalents.

Net cash used in operating activities was $904,000 for the year ended December 31, 2022, as compared to cash used in operating activities of $849,000 for the year ended December 31, 2021. The Company’s primary uses of cash have been for professional support, research and development expenses, sales and marketing expenses, and working capital purposes.

Net cash used in investing activities was $0 for the year ended December 31, 2022, as compared to net cash used in investing activities of $0 for the year ended December 31, 2021.

Net cash provided by financing activities was approximately $245,000 for the year ended December 31, 2022, as compared to approximately $1,622,000 for the year ended December 31, 2021. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

AS OF DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAMSARA LUGGAGE, INC.

To the Board of Directors and Stockholders of Samsara luggage Inc.

Opinion on the Financial Statements

We have audited the accompanying the balance sheets of Samsara luggage Inc. (“the Company”) as of December 31, 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with generally accepted accounting principles in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2022, The Company suffered losses from operations in all years since inception, has a negative working capital and further losses are anticipated in the development of its business. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in our Audit

The primary procedures we performed to address this critical audit matter included the following: (i) We evaluate whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management's plans that are intended to mitigate the effect of such conditions or events and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

Evaluation of convertible debt with an embedded derivative liability and detachable warrants

Critical audit matter description

As discussed in Notes 2 and 3 to the financial statements, upon initial recognition of Convertible loans, Convertible Notes, similar instruments issued with or without detachable warrants, the Company considers whether the embedded feature within the convertible instruments should be separated from the host instrument and the manner of its presentation and future measurement and weather warrants granted by the Company to lenders through convertible bridge loans and stock warrants transactions should be classified as a component of permanent equity or as derivative liabilities. The Company utilized a Monte Carlo model to value the derivative bifurcated liabilities, which estimates the fair value of the liabilities based upon certain assumptions utilizing a probability-weighted analysis of certain future events. Other inputs into the model include volatility, closing stock prices at various valuation points, and conversion prices as determined by the applicable agreements.

We identified the fair value of the derivative liability as a critical audit matter, as (i) the assumptions utilized in the model to value the derivative liability required judgment, and the model is inherently complex. (ii) the accounting for derivative liabilities is complex (iii) the magnitude of the liabilities and losses recognized in the estimation process.

How the Critical Audit Matter was addressed in our Audit

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

/s/ Elkana Amitai CPA

PCAOB number 681600001

We have served as the Company’s auditor since 2023.

Mitzpe Netofa, Israel

April 3, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAMSARA LUGGAGE, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Samsara Luggage Inc. (the “Company”) as of December 31, 2021, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

March 31, 2022

We have served as the Company’s auditor from 2019 until 2023

SAMSARA LUGGAGE, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(U.S. dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	168	827
Accounts Receivables	1	-
Inventory	155	94
Other current assets	21	53
Total current assets	345	974

Property and Equipment, net	-	3
Total assets	345	977

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	47	74
Other current liabilities	285	131
Related party payables	121	147
Deferred revenue	6	26
Convertible notes and short-term loans (Note 3)	1,167	256
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)	632	1,017
Note payable, net	61	-
Fair value of warrants issued in convertible loan (Note 3)	1	24
Total current liabilities	2,320	1,675

TOTAL LIABILITIES	2,320	1,675

Mezzanine equity:
Convertible and redeemable preferred shares, $0.0001 par value, 1,000,000 shares authorized, 221,374 and 0 shares outstanding at December 31, 2022 and December 31, 2021, respectively	161	-

STOCKHOLDERS’ DEFICIT (Note 4)
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value as of December 31, 2022 and December 31, 2021, respectively; 4,406,312 issued and outstanding as of December 31, 2022 and 2,055,487 issued and outstanding as of December 31, 2021.	-	-
Additional paid in capital	10,464	9,852
Services receivable	-	(356)
Accumulated deficit	(12,600)	(10,194)
Total stockholders’ deficit	(2,136)	(698)

Total liabilities and stockholders’ deficit	345	977

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2022	2021
	(U.S. dollars in thousands, except per share data)
Revenues from sales	1,171	345
Cost of sales	822	293
GROSS PROFIT	349	52

OPERATING EXPENSES
Research and development expenses	178	332
Selling and marketing expenses	651	377
General and administrative (Note 5)	893	1,304

TOTAL OPERATING EXPENSES	1,722	2,013

OPERATING LOSS	(1,373)	(1,961)

FINANCING INCOME (EXPENSES)
Interest on convertible loan and convertible note	(1,243)	(109)
Income (expenses) in respect of warrants issued and convertible component in convertible loan (Note 3)	210	(1,747)
TOTAL FINANCING INCOME (EXPENSE)	(1,033)	(1,856)

NET LOSS	(2,406)	(3,817)

Basic and Diluted net loss per share	(0.84)	(2.97)

Weighted average number of basic and diluted common shares outstanding	2,858,961	1,284,300

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Service	Accumulated	Stockholders’
	Shares (*)	Amount	Capital	Receivables	Deficit	Deficit
Balance December 31, 2020	786,700	-	6,464	(999)	(6,377)	(912)

Shares issued due to conversion of Convertible Note	984,281	-	3,003	-	-	3,003

Issuance of shares due to conversion of Notes	281,658	-	385	-	-	385

Roundup Differences due to Reverse Split	2,848	-	-	-	-	-

Amortization of services	-	-	-	643	-	643

Net loss	-	-	-	-	(3,817)	(3,817)

Balance December 31, 2021	2,055,487	-	9,852	(356)	(10,194)	(698)

Shares issued due to conversion of Convertible Note	1,933,045	-	395	-	-	395
		-
Issuance of shares to service provider	27,303	-	193	-	-	193
		-
Conversion of Preferred A Shares into common shares	390,477	-	24	-	-	24
		-
Amortization of services	-	-	-	356	-	356
		-
Net loss	-	-	-	-	(2,406)	(2,406)

Balance December 31, 2022	$4,406,312	-	$10,464	-	(12,600)	(2,136)

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(2,406)	$(3,817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	152	385
Amortization of services receivable	356	643
Interest on convertible note and short-term loan	1,090	109
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(210)	1,747
Depreciation	3	1
Changes in Operating Assets and Liabilities:
Inventory	(61)	59
Accounts Receivables	(1)	4
Other current assets	32	(53)
Accounts payable	(27)	(30)
Related party payable	(26)	21
Other current liabilities	214	56
Deferred revenue	(20)	26
Net Cash Used by Operating Activities	(904)	(849)

Cash Flows from Financing Activities:
Proceeds from Convertible notes, net of issuance cost	-	1,900
Proceeds from loan received	185	-
Proceeds from note payable	60
Repayments of long-term loans	-	(278)
Net Cash Provided by Financing Activities	245	1,622

Net Increase (Decrease) in Cash	(659)	773
Cash at Beginning of Period	827	54
Cash at End of Period	$168	$827

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$78
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note	$395	$3,003
Conversion of Preferred A Shares to Common Stock	$24	$-
Issuance of Common stock against Accounts Payables	$41	$20

The accompanying notes are an integral part of these financial statements

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

A.

Samsara Luggage is a global smart luggage and lifestyle brand that incorporates innovative design and functional technology into its smart travel products. The Company launched the first product from the Tag Smart collection of smart suitcases in April 2022, as travel resumed to pre-COVID levels. This collection is equipped with Apple AirTag technology, allowing travelers to track their suitcase using the iPhone’s Find My app. Lost luggage became a prominent issue for global travelers during the Summer 2022 travel season. The Tag Smart suitcase offered travelers precise tracking of their suitcase along with immediate information regarding their luggage’s whereabouts. The Tag Smart collection is currently available in two different sizes to accommodate both international and US domestic travel. The newest collection comes in three colors in durable polycarbonate and two colors in a lightweight, aviation-grade aluminum material.

The Company launched Street Smart in February 2023. Street Smart is a curated collection of travel and lifestyle accessories that builds on the fashion element of travel. Included in the collection are a selection of sunglasses, tote bag, stylish ballcaps and a stand-alone portable battery for electronic devices. Street Smart compliments Samsara Luggage’s aesthetic and allows the brand to offer more travel-ready products at varying price points.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company had approximately $168 in cash and cash equivalents, approximately $1,975 in deficit of working capital, a stockholders’ deficiency of approximately $2,136 and an accumulated deficit of approximately $12,600. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the financial statements, the most significant estimates and assumptions relate to the measurement of convertible notes, derivative liabilities and going concern.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	632	632
Fair value of warrants issued in convertible loan	-	-	1	1
Total liabilities	-	-	633	633

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	1,017	1,017
Fair value of warrants issued in convertible loan	-	-	24	24
Total liabilities	-	-	1,041	1,041

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

Net Loss Per Basic and Diluted Common Share

Basic loss per ordinary share is computed by dividing the loss for the period applicable to ordinary shareholders, by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the shares of common stock (such as the convertible preferred) are considered in the computation of basic loss per share under the two-class method. However, in periods of net loss, only the convertible preferred shares are considered, since such shares have a contractual obligation to share in the losses of the Company. In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered.

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

Recent accounting pronouncements:

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss model guidance with a new method that reflects expected credit losses. Under this guidance, an entity would recognize an allowance for credit losses equal to its estimate of expected credit losses on financial assets measured at amortized cost. In November 2019, the FASB extended the effective date of ASU 2016-13 for smaller reporting companies. As a result, ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2022, with early adoption permitted. The standard is not expected to have a significant impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by removing certain separation models in Accounting Standards Codification (“ASC”) 470-20, “Debt—Debt with Conversion and Other Options,” (“ASC 470-20”) for convertible instruments. Under ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, “Derivatives and Hedging,” or that do not result in substantial premiums accounted for as paid-in capital. For smaller reporting companies, ASU 2020-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2023, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of this update on the Company’s financial statements.

In May 2021, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815- 40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options” (“ASU 2021-04”). The guidance is effective for the Company on January 1, 2022. The Company has evaluated the impact of adopting this standard and concluded there is no impact on the Company’s financial statements.

Other new pronouncements issued but not effective as of December 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date.  The following are the data and assumptions used as of the balance sheet dates:

December 31, 2022
Common stock price	$0.0902
Expected volatility	262.09%
Expected term	1.43 years
Risk free rate	4.59%
Expected dividend yield	0%
Fair Market Value of Warrants	$- *

*	represents an amount less than $1 thousand

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term	2.43 years
Risk free rate	0.83%
Expected dividend yield	0%
Fair Market Value of Warrants	$10

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

December 31, 2022
Common stock price	$0.0902
Expected volatility	278.10%
Expected term (years)	2.68
Risk free rate	4.28%
Expected dividend yield	0%
Fair Market Value of Warrants	$- *

*	represents an amount less than $1 thousand

December 31, 2021
Common stock price	0.9585
Expected volatility	275.94%
Expected term (years)	3.68
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$2

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

The following are the data and assumptions used as of the balance sheet dates:

December 31, 2022
Common stock price	$0.0902
Expected volatility	146.61%
Expected term	0.26
Risk free rate	4.46%
Expected dividend yield	0%
Fair Market Value of Convertible component	$80

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	1.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Convertible component	$164

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

The following are the data and assumptions used as of the balance sheet dates:

December 31, 2022
Common stock price	$0.0902
Expected volatility	269.78%
Expected term	3.27
Risk free rate	4.19%
Expected dividend yield	0%
Fair Market Value of Warrants	$1

December 31, 2021
Common stock price	$0.9585
Expected volatility	275.94%
Expected term	4.27
Risk free rate	1.07%
Expected dividend yield	0%
Fair Market Value of Warrants	$12

D.	On June 7, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fourth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each tranche is convertible into shares of the Company’s common stock, par value $0.0001 (the “Common Stock”). The first tranche in the principal amount of $500 was issued on June 7, 2021. The second tranche in the principal amount of $500 was issued on July 6, 2021 following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third tranche in the principal amount of $250 was issued on September 7, 2021 following the Registration Statement was declared effective by the SEC.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

On December 28, 2022, the Company signed a forbearance agreement with the Investor extending the maturity date for all outstanding principal and interest under this loan to June 30, 2023.

As of December 31, 2022, the full amount of the first tranche principal in the amount of $500 remains outstanding.

In the period from inception through December 31, 2021, $175 of outstanding principal from the second tranche and $22 of accrued interest was converted into 190,627 shares of common stock. During the year ended December 31, 2022, $249 of outstanding principal from the second tranche and $21 of accrued interest was converted into 1,930,635 shares of common stock. As of December 31, 2022, the outstanding principal balance from the second tranche was $76. As a result of the conversion of the convertible loans, for the years ended December 31, 2022 and 2021, the Company recorded losses from conversion in the amount of $71 and $88, respectively.

In the period from loan inception through December 31, 2021, the full amount of outstanding principal and accrued interest relating to the third tranche was converted into shares of common stock.

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

The fair value of the convertible components at December 31, 2022 and 2021 was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative.

The following are the data and assumptions used as of the balance sheet dates:

	December 31, 2022	December 31, 2021
Common stock price	$0.0902	$0.9585
Expected volatility	146.61%	87.57%
Expected term	0.50	0.43
Risk free rate	4.76%	0.16%
Expected dividend yield	0%	0%
Fair Market Value of Convertible component – Tranche 1	$264	$201

	December 31, 2022	December 31, 2021
Common stock price	$0.0902	$0.9585
Expected volatility	146.61%	86.8%
Expected term	0.50	0.51
Risk free rate	4.76%	0.19%
Expected dividend yield	0%	0%
Fair Market Value of Convertible component – Tranche 2	$35	$130

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 3 – CONVERTIBLE NOTES (cont.)

E.	On December 14, 2021, Samsara Luggage, Inc. (the “Company”) entered into a fifth Securities Purchase Agreement (“SPA”) with the Investor, pursuant to which the Investor will invest an aggregate amount of $500, and the Company will issue convertible debentures to the Investor.

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

On December 28, 2022, the Company signed a forbearance agreement with the Investor extending the maturity date for all outstanding principal and interest under this loan to June 30, 2023.

In accordance with ASC 815-15-25 the conversion feature was considered an embedded derivative instrument, and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The Company recorded finance expenses in respect of the convertible component in the convertible loan in the excess amount of the convertible component fair value over the face loan amount. The conversion liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The following are the data and assumptions used as of the balance sheet dates:

	December 31, 2022	December 31, 2021
Common stock price	$0.0902	$0.9585
Expected volatility	146.61%	205.2%
Expected term	0.50	0.95
Risk free rate	4.76%	0.37%
Expected dividend yield	0%	0%
Fair Market Value of Convertible component	$253	$522

The following table presents the changes in fair value of the level 3 liabilities for the year ended December 31, 2022 and 2021:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	24	1,017
Settlement of derivative liabilities	-	(127)
Changes in fair value	(23)	(258)
Outstanding at December 31, 2022	1	632

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

Common Stock Activity During the Year Ended December 31, 2022

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

On November 23, 2022, and pursuant to the SPA, YAII exercised its option to convert the Convertible Promissory Note principal in the amount of $29 and accrued interest of $1 into 363,498 shares of Common Stock of the Company. The fair market value of the shares was $39.

On November 23, 2022, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 14,466 shares of Series A Preferred Stock into 181,442 shares of Common Stock of the Company.

On November 23, 2022, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 13,500 shares of Series A Preferred Stock into 209,035 shares of Common Stock of the Company.

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY (cont.)

The following summarizes the Common Stock activity for the year ended December 31, 2022:

Summary of common stock activity for the year ended December 31, 2022	Outstanding shares
Balance, December 31, 2021	2,055,487
Shares issued due to conversion of Notes	1,933,045
Shares issued for services	27,303
Conversion of Preferred A Shares into common shares	390,477
Balance, December 31, 2022	4,406,312

Series A Preferred Stock

On May 12, 2022, the Company established a series of redeemable convertible preferred stock (the “Series A Preferred Stock”), par value $0.0001 per share, stated value $1.0 per share, pursuant to a Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Company (the “Certificate of Designation”).

On May 17, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Preferred A Investor”) pursuant to which the Company issued and sold to the Preferred A Investor 148,062 shares of Series A Preferred Stock for a purchase price of $129, of which the Company received proceeds of $125, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity.

On August 10, 2022, the Company entered into an additional Series A Preferred Stock Purchase Agreement (the “SPA”) with the Preferred A Investor pursuant to which the Company issued and sold to the Preferred A Investor 73,312 shares of Series A Preferred Stock for a purchase price of $63, of which the Company received proceeds of $60, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity.

Pursuant to the SPA, the Preferred A Investor may convert all or a portion of the outstanding Series A Preferred Stock into shares of the Company’s Common Stock beginning on the date which is 180 days after the issuance date of the Series A Preferred Stock (the “Issuance Date”) into Common Stock; provided, however, that the Preferred A Investor may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the Preferred A Investor and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. The Series A Preferred Stock may be convertible into shares of Common Stock of the Company at the option of the holders thereof at any time after the issuance of the Series A Preferred Stock, at a conversion price equal a Variable Conversion Price. The Variable Conversion Price means 80% multiplied by the Market Price. The Market Price means the average of the lowest two trading prices for the Common Stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date.

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

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 5 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31	Year ended December 31
	2022	2021
	(U.S. dollars in thousands)
Professional fees	172	297
Share based compensation	508	881
Management fees	100	100
Other expenses	113	26
	$893	$1,304

NOTE 6 – INCOME TAXES

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2022.

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

We recognized income tax benefits of $0 during the years ended December 31, 2022 and 2021. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%.

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

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2022	2021
	(U.S. dollars in thousands)
Loss before taxes, as reported in the statements of operations	$2,406	$3,817
Federal and State statutory rate	21%	21%
Theoretical tax benefit on the above amount at federal statutory tax rate	505	802
Share-based compensation	(107)	(215)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses (Note 3)	44	(367)
Interest expense (Note 3)	33	-
Losses and other items for which a valuation allowance Was provided or benefit from loss carry forward	(410)	(220)
Actual tax income (expense)	-	-

	2022	2021
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$2,449	$871
Valuation allowance	(2,449)	(871)
	$-	$-

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

U.S. dollars in thousands
Valuation allowance, December 31, 2021	$871
Increase	1,578
Valuation allowance, December 31, 2022	$2,449

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 7 – RELATED PARTY TRANSACTIONS

Related Parties Payable

	December 31, 2022	December 31, 2021
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	$119	$147
Related Parties Payable due to research and development	2	-
Total	$121	$147

General and Administrative Expenses

	For the Year Ended December 31,
	2022	2021
	(U.S. dollars in thousands)
Management Fee	100	(*)247

(*)	Include share based compensation of $147

Research and development Expenses

	For the Year Ended December 31,
	2022	2021
	(U.S. dollars in thousands)
Consulting Fee	90	267

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

On January 19, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 10,000 shares of Series A Preferred Stock into 219,710 shares of Common Stock of the Company.

On February 2, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 9,300 shares of Series A Preferred Stock into 229,163 shares of Common Stock of the Company.

On February 17, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 9,000 shares of Series A Preferred Stock into 240,155 shares of Common Stock of the Company.

On March 2, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,262 shares of Series A Preferred Stock into 250,000 shares of Common Stock of the Company.

On March 13, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,650 shares of Series A Preferred Stock into 265,504 shares of Common Stock of the Company.

On March 28, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 7,000 shares of Series A Preferred Stock into 277,308 shares of Common Stock of the Company.

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

Our management, with the participation of our then CEO, as in place as of December 31, 2022, evaluated, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. This evaluation included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Our management, including the then CEO, do not expect that disclosure controls can or will prevent or detect all errors and all fraud, if any. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurance of achieving their objectives. Also, the projection of any evaluation of the disclosure controls and procedures to future periods is subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on their review and evaluation, and subject to the inherent limitations described above, our then CEO concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022, at the above-described reasonable assurance level.

During the year ended December 31, 2022, management identified the following weaknesses, which were deemed to be material weaknesses in internal controls:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management, as in place as of December 31, 2022, determined that the Company’s internal control over financial reporting as of December 31, 2022, was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below.

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures We employ policies and procedures for reconciliation of the financial statements and note disclosures.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the management evaluation of company internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was not based on the criteria in Internal Control – Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Involvement in Legal Proceedings

None of Samsara’s Directors or officers has appeared as a party during the past ten years in any legal proceedings that may bear on his or her ability or integrity to serve as a Director or officer of the Company.

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

As of December 31, 2022, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows, for the twelve months ended December 31, 2022 and December 31, 2021, compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Technical Officer, and our Chief Financial Officer:

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Atara Dzikowski	2022	100,000	0	0	0	0	0	0	100,00
(CEO)	2021	100,000	0	147,500	0	0	0	0	247,500
David Dahan	2022	0	0	0	0	0	0	0	0
(CTO)	2021	0	0	147,500	0	0	0	0	147,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March __, 2023, we had [_______]shares of common stock outstanding. The following table sets forth, as of March __, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current Directors and executive officers, and by all of the Company’s Directors and executive officers as a group.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended December 31, 2022. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended December 31, 2022. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Except as set forth below, none of our named executive officers had any outstanding stock or option awards as of December 31, 2022. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

On December 10, 2021, the Board of Directors of the Company awarded David Dahan, Chief Technical Officer, and Atara Dzikowski, Chief Executive Officer, each 130,000 shares (the “Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) for the fiscal year ended December 31, 2022, in consideration for deferred and accrued salary payments. David Dahan and Atara Dzikowski thereafter each owned 260,909 shares of Common Stock. The Shares were issued on December 10, 2021. The Shares were issued in a private placement that will rely upon an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Described below are any transactions occurring during the fiscal year ending December 31, 2022 and any currently proposed transactions to which Samsara was a party and in which a director, executive officer, holder of more than 5% of the outstanding capital stock of Samsara, or any member of such person’s immediate family had or will have a direct or indirect material interest:

During the year ended December 31, 2022, the Company received management fee services and research and development services from an entity owned by an executive officer, in the amounts of $100 and $90, respectively.

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

Fees	December 31, 2022	December 31, 2021
Audit Fees	$22,500	$22,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

In each of the last two fiscal years ended December 31, 2022 and 2021, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: April 3, 2023	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, and Principal Financial and Accounting Officer)