Form 10-Q
period 2023-03-31
Samsara Luggage, Inc.
filed 2023-05-15
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock outstanding as of May 15, 2023 was 6,178,554 shares.

SAMSARA LUGGAGE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57	$168
Accounts receivable	12	1
Inventory	143	155
Other current assets	2	21
Total current assets	214	345

TOTAL ASSETS	$214	$345

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$43	$47
Other current liabilities	353	285
Related party payable	117	121
Deferred revenue	4	6
Convertible notes and short-term loans	1,219	1,167
Note payable, net	51	61
Conversion option derivative liability	638	632
Warrant derivative liability	1	1
Total current liabilities	2,426	2,320

TOTAL LIABILITIES	2,426	2,320

MEZZANINE EQUITY:
Convertible and redeemable preferred shares, $0.0001 par value, 1,000,000 shares authorized, 193,408 and 145,196 shares outstanding at March 31, 2023 and December 31, 2022, respectively	121	161

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 7,500,000,000 shares authorized; 5,888,152 and 4,406,312 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively.	1	-
Additional paid-in capital	10,504	10,464
Accumulated deficit	(12,838)	(12,600)
Total stockholders’ deficit	(2,333)	(2,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$214	$345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

REVENUE	$248	31

COST OF GOODS SOLD	146	20

GROSS PROFIT	102	11

OPERATING EXPENSES
Research and development	38	40
Sales and marketing	70	246
General and administrative	114	168
TOTAL OPERATING EXPENSES	222	454

OPERATING LOSS	(120)	(443)

FINANCING INCOME (EXPENSES)
Interest expense	(113)	(208)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses	(5)	362)
TOTAL FINANCING INCOME (EXPENSES)	(118)	154

NET LOSS	$(238)	$(289)

Per-share data
Basic and diluted loss per share	$(0.05)	$(0.14)

Weighted average number of common shares outstanding	4,996,213	2,089,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Services	Accumulated	Total Stockholders’
	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance at January 1, 2023	4,406,312	$-	$10,464	$-	$(12,600)	$(2,136)
Conversion of Preferred A shares into common shares	1,481,840	1	40	-	-	41
Net loss	-	-	-	-	(238)	(238)
Balance at March 31, 2023 (unaudited)	5,888,152	$1	$10,504	$-	$(12,838)	$(2,333)

Balance at January 1, 2022	2,055,487	$-	$9,852	$(356)	$(10,194)	$(698)
Conversion of convertible debt into common shares	97,458	-	56	-	-	56
Amortization of services	-	-	-	176	-	176
Net loss	-	-	-	-	(289)	(289)
Balance at March 31, 2022 (unaudited)	2,152,945	$-	$9,908	$(180)	$(10,483)	$(755)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(238)	$(289)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of services receivable	-	176
Interest expense and amortization of debt discount	58	208
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	6	(364)
Change in operating assets and liabilities
Accounts receivable	(11)	-
Inventory	12	(94)
Prepaid and other current assets	19	(8)
Accounts payable	(4)	(19)
Other current liabilities	69	(77)
Deferred revenue	(2)	-
Related parties payable	(4)	(11)
Net cash used in operating activities	(95)	(478)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities
Repayment of note payable	(16)
Net cash used in financing activities	(16)

Net change in cash and cash equivalents	(111)	(478)

Cash and cash equivalents, beginning of period	168	827
Cash and cash equivalents, end of period	$57	$349

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of convertible note and accrued interest	$-	$56
Conversion of Preferred A shares into Common stock	$41	$-

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2023, the Company had approximately $57 in cash and cash equivalents, approximately $2,212 in deficit of working capital, a stockholders’ deficit of approximately $2,333 and an accumulated deficit of approximately $12,838. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fundraising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 3, 2023 (the “Annual Report”). For further information, reference is made to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the financial statements, the most significant estimates and assumptions relate to the measurement of the convertible notes, derivative liabilities and going concern.

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

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payable, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2023
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	638	638
Fair value of warrants issued in convertible loan	-	-	1	1
Total liabilities	-	-	639	639

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	632	632
Fair value of warrants issued in convertible loan	-	-	1	1
Total liabilities	-	-	633	633

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

Net Loss Per Basic and Diluted Common Share

Basic loss per ordinary share is computed by dividing the loss for the period applicable to ordinary shareholders by the weighted average number of shares of common stock outstanding during the period. Securities that may participate in dividends with the shares of common stock (such as the convertible preferred) are considered in the computation of basic loss per share under the two-class method. However, in periods of net loss, only the convertible preferred shares are considered, since such shares have a contractual obligation to share in the losses of the Company. In computing diluted loss per share, basic loss per share is adjusted to reflect the potential dilution that could occur upon the exercise of potential shares. Accordingly, in periods of net loss, no potential shares are considered.

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

NOTE 3 – CONVERTIBLE NOTES

A.	On June 5, 2019, the Company entered into a Securities Purchase Agreement (“SPA”) with YAII PN, Ltd. (the “Investor”), pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue convertible debentures and a warrant to the Investor. The funds were received in 2019.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet dates:

March 31, 2023
Common stock price	$0.0326
Expected volatility	312.93%
Expected term	1.18 years
Risk free rate	4.53%
Expected dividend yield	0%
Fair market value of warrants	$- *

December 31, 2022
Common stock price	0.0902
Expected volatility	262.09%
Expected term	1.43 years
Risk free rate	4.59%
Expected dividend yield	0%
Fair market value of warrants	$- *

*	represents an amount less than $1 thousand

B.	On September 3, 2020, the Company entered into a second SPA with the Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The funds were received in 2020.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

March 31, 2023
Common stock price	$0.0326
Expected volatility	279.64%
Expected term (years)	2.43
Risk free rate	3.95%
Expected dividend yield	0%
Fair market value of warrants	$- *

December 31, 2022
Common stock price	0.0902
Expected volatility	278.10%
Expected term (years)	2.68
Risk free rate	4.28%
Expected dividend yield	0%
Fair market value of warrants	$- *

*	represents an amount less than $1 thousand

C.	On April 6, 2021, the Company entered into a third SPA with the Investor, pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150 and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

In accordance with ASC 815-15-25 the conversion feature was considered to be a derivative instrument and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The conversion feature derivative liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates.

The following are the data and assumptions used as of the balance sheet dates:

March 31, 2023
Common stock price	$0.0326
Expected volatility	148.05%
Expected term	0.02
Risk free rate	4.7%
Expected dividend yield	0%
Fair market value of convertible component	$76

December 31, 2022
Common stock price	$0.0902
Expected volatility	146.61%
Expected term	0.26
Risk free rate	4.46%
Expected dividend yield	0%
Fair market value of convertible component	$80

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

The following are the data and assumptions used as of the balance sheet dates:

March 31, 2023
Common stock price	$0.0326
Expected volatility	275.8%
Expected term	3.02
Risk free rate	3.81%
Expected dividend yield	0%
Fair market value of warrants	$- *

December 31, 2022
Common stock price	$0.0902
Expected volatility	269.78%
Expected term	3.27
Risk free rate	4.19%
Expected dividend yield	0%
Fair market value of warrants	$1

D.	On June 7, 2021, the Company entered into a fourth SPA with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each tranche is convertible into shares of the Company’s common stock, par value $0.0001. The funds were received in 2021.

On December 28, 2022, the Company signed a forbearance agreement with the Investor extending the maturity date for all outstanding principal and interest under this loan to June 30, 2023.

As of December 31, 2022, the full amount of the first tranche principal in the amount of $500 remains outstanding.

In the period from inception through December 31, 2022, $424 of outstanding principal from the second tranche and $43 of accrued interest was converted into 2,121,262 shares of common stock. As of December 31, 2022, the outstanding principal balance from the second tranche was $76. As a result of the conversion of the convertible loans, for the year ended December 31, 2022, the Company recorded losses from conversion in the amount of $71.

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

In accordance with ASC 815-15-25 the conversion feature was considered to be a derivative instrument and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The conversion feature derivative liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

March 31, 2023
Common stock price	$0.0326
Expected volatility	148.05%
Expected term	0.25
Risk free rate	4.85%
Expected dividend yield	0%
Fair market value of convertible component	$305

December 31, 2022
Common stock price	$0.0902
Expected volatility	146.61%
Expected term	0.50
Risk free rate	4.76%
Expected dividend yield	0%
Fair market value of Convertible component	$299

E.	On December 14, 2021, the Company entered into a fifth SPA with the Investor, pursuant to which the Investor will invest an aggregate amount of $500, and the Company will issue convertible debentures to the Investor.

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

In accordance with ASC 815-15-25 the conversion feature was considered to be a derivative instrument and is to be recorded at its fair value as its fair value can be separated from the convertible loan and its conversion is independent of the underlying note value. The conversion feature derivative liability is then marked to market each reporting period with the resulting gains or losses shown in the statements of operations.

The following are the data and assumptions used as of the balance sheet date:

March 31, 2023
Common stock price	$0.0326
Expected volatility	148.05%
Expected term	0.25
Risk free rate	4.85%
Expected dividend yield	0%
Fair market value of convertible component	$257

December 31, 2022
Common stock price	$0.9585
Expected volatility	205.2%
Expected term	0.95
Risk free rate	0.37%
Expected dividend yield	0%
Fair market value of convertible component	$522

The following table presents the changes in fair value of the level 3 liabilities for the periods ended March 31, 2023 and December 31, 2022:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	24	1,017
Settlement of derivative liabilities	-	(127)
Changes in fair value	(23)	(258)
Outstanding at December 31, 2022	1	632
Changes in fair value	-	6
Outstanding at March 31, 2023	1	638

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

On April 11, 2022, the Company issued 27,303 shares of Common Stock to a service provider as payment for services rendered. The fair market value of the shares was $41.

During the year ended December 31, 2022, and pursuant to the SPA, YAII exercised its option to convert Convertible Promissory Note principal in the amount of $249 and accrued interest of $20 into 1,930,735 shares of Common Stock of the Company. The fair market value of the shares was $56.

During the year ended December 31, 2022, and pursuant to the Series A SPA, the Preferred A Investor exercised its option to convert 27,966 shares of Series A Preferred Stock into 390,477 shares of Common Stock of the Company.

During the three months ended March 31, 2023, and pursuant to the Series A SPA, the Preferred A Investor exercised its option to convert 48,212 shares of Series A Preferred Stock into 1,481,840 shares of Common Stock of the Company.

Series A Preferred Stock

On May 12, 2022, the Company established a series of redeemable convertible preferred stock (the “Series A Preferred Stock”), par value $0.0001 per share, stated value $1.0 per share, pursuant to a Certificate of Designation, Preference and Rights of Series A Preferred Stock of the Company (the “Certificate of Designation”).

On May 17, 2022, the Company entered into a Series A Preferred Stock Purchase Agreement (the “Series A SPA”) with 1800 Diagonal Lending LLC f/k/a Sixth Street Lending LLC, a Virginia limited liability company (the “Preferred A Investor”) pursuant to which the Company issued and sold to the Preferred A Investor 148,062 shares of Series A Preferred Stock for a purchase price of $129, of which the Company received proceeds of $125, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity.

On August 10, 2022, the Company entered into an additional Series A SPA with the Preferred A Investor pursuant to which the Company issued and sold to the Preferred A Investor 73,312 shares of Series A Preferred Stock for a purchase price of $63, of which the Company received proceeds of $60, net of issuance costs. The Company has accounted for the Series A Preferred Stock as mezzanine equity.

Pursuant to the Series A SPA, the Preferred A Investor may convert all or a portion of the outstanding Series A Preferred Stock into shares of the Company’s Common Stock beginning on the date which is 180 days after the issuance date of the Series A Preferred Stock (the “Issuance Date”) into Common Stock; provided, however, that the Preferred A Investor may not convert the Series A Preferred Stock to the extent that such conversion would result in beneficial ownership by the Preferred A Investor and its affiliates of more than 4.99% of the Company’s issued and outstanding Common Stock. The Series A Preferred Stock may be convertible into shares of Common Stock of the Company at the option of the holders thereof at any time after the issuance of the Series A Preferred Stock, at a conversion price equal to the Variable Conversion Price. The Variable Conversion Price means 80% multiplied by the Market Price. The Market Price means the average of the lowest two trading prices for the Common Stock during the ten-trading day period ending on the latest complete trading day prior to the conversion date.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payable

	March 31, 2023	December 31, 2022
	(U.S. dollars in thousands)
Related parties payable due to management fee	$117	$119
Related parties payable due to research and development	-	2
Total	$117	$121

General and Administrative Expenses

	For the period ended March 31,
	2023	2022
	(U.S. dollars in thousands)
Management fee	25	25

Research and Development Expenses

	For the period ended March 31,
	2023	2022
	(U.S. dollars in thousands)
Consulting fee	14	40

NOTE 6 – SUBSEQUENT EVENTS

On April 6, 2023, and pursuant to the Series A SPA, the Preferred A Investor exercised its option to convert 7,020 shares of Series A Preferred Stock into 290,402 shares of Common Stock of the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

The Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) risks associated with international operations; (c) regulatory, competitive and contractual risks; (d) development risks; (e) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (f) pending litigation.

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

Tag Smart Collection

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

Street Smart Accessories

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

Strategic Partnerships

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

As of the date of this filing, $424,000 of the Second Convertible Debenture and the full $250,000 of the Third Convertible Debenture were converted into shares of common stock.

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

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended March 31, 2023 totaled $248,000 compared to $31,000 for the three months ended March 31, 2022. The increase in the total revenue is mainly due to increased sales in the current period.

Costs of Sales

Costs of sales consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended March 31, 2023 totaled $146,000 compared to $20,000 for the three months ended March 31, 2022. The increase in the costs of sales is mainly due to the increase in sales.

Gross Profit

During the three months ended March 31, 2023, Gross Profit totaled $102,000, representing a Gross Profit margin of 41.13%. During the three months ended March 31, 2022, Gross Profit totaled $11,000, representing a Gross Profit margin of 35.48%.

Operating Expenses

Operating expenses totaled $222,000 during the three months ended March 31, 2023, compared to $454,000 during the three months ended March 31, 2022, representing a net decrease of $232,000. The decrease in operating expenses is mainly due to a decrease in selling and marketing expenses resulting from decreased marketing activities relating to the new line of products.

Net Profit/Loss

We realized a net loss of $238,000 for the three months ended March 31, 2023, as compared to a net loss of $289,000 for the three months ended March 31, 2022, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2023, the Company had $57,000 of cash, total current assets of $214,000, and total current liabilities of 2,426,000, creating a working capital deficit of $2,212,000. As of December 31, 2022, the Company had $168,000 of cash, total current assets of $345,000 and total current liabilities of $2,320,000 creating a working capital deficit of $1,975,000.

The increase in our working capital deficit was mainly attributable to decreases of $111,000 in cash and cash equivalents, $12,000 in inventory, $19,000 of other current assets and increases in other current liabilities of $68,000, convertible notes payable of $52,000, and $6,000 in the fair value of the Conversion Option Derivative Liability partially offset by an increases of $11,000 of accounts receivable and decreases of $4,000 of accounts payable, $4,000 of related party payables, $2,000 of deferred revenue, and $10,000 of Notes payable, net.

Net cash used in operating activities was $95,000 for the three months ended March 31, 2023, as compared to cash used in operating activities of $478,000 for the three months ended March 31, 2022. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Necessity of Additional Financing

Securing additional financing is critical to the implementation of our business plan. If and when we obtain the required additional financing, we should be able to fully implement our business plan. In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely. We currently have no committed sources of financing.

Going Concern Consideration

The above conditions raise substantial doubt about our ability to continue as a going concern. Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors. Although we anticipate that our current operations will provide us with cash resources, we believe existing cash will not be sufficient to fund planned operations and projects through the next 12 months. Therefore, we believe we will need to increase our sales, attain profitability, and raise additional funds to finance our future operations. Any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: May 15, 2023	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)