Form 10-Q
period 2023-06-30
Samsara Luggage, Inc.
filed 2023-08-14
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock outstanding as of August 14, 2023 was 10,582,414 shares.

SAMSARA LUGGAGE, INC.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$79	$168
Accounts receivable	10	1
Inventory	77	155
Other current assets	11	21
Total current assets	177	345

TOTAL ASSETS	$177	$345

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$147	$47
Other current liabilities	382	285
Related party payable	144	121
Deferred revenue	2	6
Convertible notes and short-term loans	1,226	1,167
Note payable, net	32	61
Conversion option derivative liability	361	632
Warrant derivative liability	-	1
Total current liabilities	2,294	2,320

TOTAL LIABILITIES	2,294	2,320

MEZZANINE EQUITY:
Convertible and redeemable preferred shares, $0.0001 par value, 1,000,000 shares authorized, 103,876 and 193,408 shares outstanding at June 30, 2023 and December 31, 2022, respectively	86	161

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value; 7,500,000,000 shares authorized; 9,604,115 and 4,406,312 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	1	-
Additional paid-in capital	10,585	10,464
Accumulated deficit	(12,789)	(12,600)
Total stockholders’ deficit	(2,203)	(2,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$177	$345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$101	$112	$349	$143

COST OF GOODS SOLD	40	61	186	81

GROSS PROFIT	61	51	163	62

OPERATING EXPENSES
Research and development	5	6	43	46
Sales and marketing	58	164	128	410
General and administrative	175	281	289	449
TOTAL OPERATING EXPENSES	238	451	460	905

OPERATING LOSS	(177)	(400)	(297)	(843)

FINANCING INCOME (EXPENSES)
Interest and amortization of issuance cost on note and short-term loan and other	(51)	(398)	(164)	(606)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses	277	(144)	272	218
TOTAL FINANCING INCOME (EXPENSES)	226	(542)	108	(388)

NET INCOME (LOSS)	$49	$(942)	$(189)	$(1,231)

Net Income (Loss) Per-share
Basic	$0.01	$(0.40)	$(0.03)	$(0.55)

Diluted	$(0.00)	$(0.40)	$(0.03)	$(0.55)

Weighted average number of common shares outstanding
Basic	7,078,754	2,353,012	6,043,236	2,221,576

Diluted	74,485,254	2,353,012	6,043,236	2,221,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Services	Accumulated	Total Stockholders’
	Shares	Amount	Capital	receivable	Deficit	Deficit
Balance at January 1, 2023	4,406,312	$-	$10,464	$-	$(12,600)	$(2,136)
Conversion of Preferred A shares into common shares	1,481,840	1	40	-	-	41
Net loss	-	-	-	-	(238)	(238)
Balance at March 31, 2023 (unaudited)	5,888,152	$1	$10,504	$-	$(12,838)	$(2,333)
Conversion of Preferred A shares into common shares	2,049,297	-	35	-	-	35
Stock Based Compensation	1,666,666	-	46	-		46
Net income	-	-	-	-	49	49
Balance at June 30, 2023 (unaudited)	9,604,115	$1	$10,585	$-	$(12,789)	$(2,203)

Balance at January 1, 2022	2,055,487	$-	$9,852	$(356)	$(10,194)	$(698)
Conversion of convertible debt into common shares	97,458	-	56	-	-	56
Amortization of services	-	-	-	176	-	176
Net loss	-	-	-	-	(289)	(289)
Balance at March 31, 2022 (unaudited)	2,152,945	$-	$9,908	$(180)	$(10,483)	$(755)
Conversion of convertible debt into common shares	457,604	-	141	-	-	141
Issuance of shares to service provider	27,303	-	41	-	-	41
Amortization of services	-	-	-	150	-	150
Net loss	-	-	-	-	(942)	(942)
Balance at June 30, 2022 (unaudited)	2,637,852	$-	$10,090	$(30)	$(11,425)	$(1,365)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(189)	$(1,231)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of services receivable	-	326
Stock based compensation	46	-
Interest expense and amortization of debt discount	46	606
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	(271)	(218)
Change in fair value of liability	(1)	-
Change in operating assets and liabilities
Inventory	78	(252)
Accounts receivable	(9)	-
Prepaid expenses and other current assets	10	-
Other current assets	-	43
Accounts payable	100	(52)
Other current liabilities	98	(79)
Deferred revenues	(4)	38
Related parties payable	23	(36)
Net cash provided by (used) in operating activities	(73)	(855)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible loans, net of issuance cost	-	-
Proceeds from issuance of preferred stock	-	129
Prepayments of loans	(16)	-
Net cash provided by financing activities	(16)	129

Net change in cash and cash equivalents	(89)	(726)

Cash and cash equivalents, beginning of period	168	827
Cash and cash equivalents, end of period	$79	$101

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Non-cash investing and financing activities
Common stock issued for conversion of convertible note and accrued interest	$-	$197
Common stock issued against accounts payables	$76	$41

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2023, the Company had approximately $79 in cash and cash equivalents, approximately $2,117 in deficit of working capital, a stockholders’ deficit of approximately $2,203 and an accumulated deficit of approximately $12,789. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fundraising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements include the accounts of the Company, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended June 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	361	361
Fair value of warrants issued in convertible loan	-	-	-	-
Total liabilities	-	-	361	361

	Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(U.S. dollars in thousands)
Liabilities:
Fair value of convertible component in convertible loan, net of discounts and debt issue costs	-	-	632	632
Fair value of warrants issued in convertible loan	-	-	1	1
Total liabilities	-	-	633	633

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

Basic and Diluted Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for the six months ended June 30, 2023, and the three and six months ended June 30, 2022, are identical. In the six months ended June 30, 2023, 67,406,500 anti-dilutive securities were excluded from the computation. In the three and six months ended June 30, 2022, 11,398,531 anti-dilutive securities were excluded from the computation.

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,
	2023	2022	2023	2022

Numerator:
Net income (loss)	$49	(942)	(189)	(1,231)
Convertible note interest	33	-	-	-
Amortization of debt discounts	10	-	-	-
Change of fair value of derivatives	(277)	-	-	-
Adjusted net income (loss)	$(185)	(942)	(189)	(1,231)

Denominator: Weighted average shares outstanding used in computing net income (loss) per share
Basic	7,078,754	2,353,012	6,043,236	2,221,576
Effect of mezzanine shares	7,216,501	-	-	-
Effect of convertible note weighted shares	60,189,999	-	-	-

Diluted	74,485,254	2,353,012	6,043,236	2,221,576

Net income (loss) per share applicable to common shareholders:
Basic	$0.01	(0.40)	(0.03)	(0.55)
Diluted	$(0.00)	(0.40)	(0.03)	(0.55)

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet date. The following are the data and assumptions used as of the balance sheet dates:

June 30, 2023
Common stock price	$0.02240
Expected volatility	135.81%
Expected term	0.93 years
Risk free rate	5.41%
Expected dividend yield	0%
Fair market value of warrants	$- *

December 31, 2022
Common stock price	0.0902
Expected volatility	262.09%
Expected term	1.43 years
Risk free rate	4.59%
Expected dividend yield	0%
Fair market value of warrants	$- *

*	represents an amount less than $1 thousand

B.	On September 3, 2020, the Company entered into a second SPA with the Investor, pursuant to which the Investor will invest an aggregate amount of $220 in two tranches, and the Company will issue convertible debentures and warrants to the Investor. The funds were received in 2020.

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

The warrants were estimated by third party appraiser using the Black-Scholes option-pricing model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2023
Common stock price	$0.0224
Expected volatility	224.93%
Expected term (years)	2.18
Risk free rate	4.80%
Expected dividend yield	0%
Fair market value of warrants	$- *

December 31, 2022
Common stock price	0.0902
Expected volatility	278.10%
Expected term (years)	2.68
Risk free rate	4.28%
Expected dividend yield	0%
Fair market value of warrants	$- *

*	represents an amount less than $1 thousand

C.

On April 6, 2021, the Company entered into a third SPA with the Investor, pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150 and the Company agreed to issue convertible debentures and a warrant to the Investor. The loan will bear interest at an annual rate of ten percent (10%) and will be repayable after two years. The loan has reached maturity and the Company is negotiating an extension for this loan. The investment will be convertible at any time into shares of the Company’s Common Stock at a conversion price equal to the lower of (a) $3.46, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date.

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

As of June 30, 2023, the convertible debentures have reached maturity. Therefore, the fair value of the Convertible Component was calculated based on its intrinsic value as of June 30, 2023.

The fair value of the convertible component at December 31, 2022 was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each of the issuance and balance sheet dates.

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2023
Common stock price	$0.0224
Discount to Common stock price	20.0%
Fair market value of convertible component	$46

December 31, 2022
Common stock price	$0.0902
Expected volatility	146.61%
Expected term	0.26
Risk free rate	4.46%
Expected dividend yield	0%
Fair market value of convertible component	$80

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

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2023
Common stock price	$0.0224
Expected volatility	270.36%
Expected term	2.77
Risk free rate	4.58%
Expected dividend yield	0%
Fair market value of warrants	$- *

December 31, 2022
Common stock price	$0.0902
Expected volatility	269.78%
Expected term	3.27
Risk free rate	4.19%
Expected dividend yield	0%
Fair market value of warrants	$1

*	represents an amount less than $1 thousand

D.	On June 7, 2021, the Company entered into a fourth SPA with the Investor, pursuant to which the Investor will invest an aggregate amount of $1,250 in three tranches, and the Company will issue convertible debentures and warrants to the Investor, in which each tranche is convertible into shares of the Company’s common stock, par value $0.0001. The funds were received in 2021.

On December 28, 2022, the Company signed a forbearance agreement with the Investor extending the maturity date for all outstanding principal and interest under this loan to June 30, 2023. The Company is currently negotiating an extension for this loan.

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

As of June 30, 2023, the convertible debentures have reached maturity. Therefore, the fair value of the Convertible Component was calculated based on its intrinsic value as of June 30, 2023.

The fair value of the convertible component was estimated by third party appraiser using the Monte Carlo Simulation Model to compute the fair value of the derivative and to mark to market the fair value of the derivative at each balance sheet dates:

The following are the data and assumptions used as of the balance sheet dates:

June 30, 2023
Common stock price	$0.0224
Discount to Common stock price	20.0%
Fair market value of convertible component	$171

December 31, 2022
Common stock price	$0.0902
Expected volatility	146.61%
Expected term	0.50
Risk free rate	4.76%
Expected dividend yield	0%
Fair market value of Convertible component	$299

E.	On December 14, 2021, the Company entered into a fifth SPA with the Investor, pursuant to which the Investor invested an aggregate amount of $500, and the Company issued convertible debentures to the Investor.

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

On December 28, 2022, the Company signed a forbearance agreement with the Investor extending the maturity date for all outstanding principal and interest under this loan to June 30, 2023. The Company is currently negotiating an extension for this loan.

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

The following are the data and assumptions used as of the balance sheet date:

June 30, 2023
Common stock price	$0.0224
Discount to Common stock price	20.0%
Fair market value of convertible component	$144

December 31, 2022
Common stock price	$0.9585
Expected volatility	205.2%
Expected term	0.95
Risk free rate	0.37%
Expected dividend yield	0%
Fair market value of convertible component	$522

The following table presents the changes in fair value of the level 3 liabilities for the periods ended June 30, 2023 and December 31, 2022:

	Warrants	Convertible component
	(U.S. dollars in thousands)
Outstanding at December 31, 2021	24	1,017
Settlement of derivative liabilities	-	(127)
Changes in fair value	(23)	(258)
Outstanding at December 31, 2022	1	632
Changes in fair value	(1)	(271)
Outstanding at June 30, 2023	-	361

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

During the six months ended June 30, 2023, and pursuant to the Series A SPA, the Preferred A Investor exercised its option to convert 89,532 shares of Series A Preferred Stock into 3,531,137 shares of Common Stock of the Company.

On June 6, 2023, the Company issued 1,666,666 shares of Common Stock to executives on the Company as Stock based compensation with a fair value of $46.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party payable

	June 30, 2023	December 31, 2022
	(U.S. dollars in thousands)
Related parties payable due to management fee	$136	$119
Related parties payable due to research and development	8	2
Total	$144	$121

General and Administrative Expenses

	For the period ended June 30,
	2023	2022
	(U.S. dollars in thousands)
Management fee	50	50

Research and Development Expenses

	For the period ended June 30,
	2023	2022
	(U.S. dollars in thousands)
Consulting fee	19	40

NOTE 6 – SUBSEQUENT EVENTS

In July 2023, and pursuant to the Series A SPA, the Preferred A Investor exercised its option to convert 14,250 shares of Series A Preferred Stock into 978,299 shares of Common Stock of the Company.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

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

Results of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Revenue

The Company generates revenues through the sale and distribution of smart luggage products and sales through the Sarah & Sam fashion brand. Revenues during the six months ended June 30, 2023 totaled $349,000 compared to $143,000 for the six months ended June 30, 2022. The increase in the total revenue is mainly due to increased sales in the current period partly due to a promotional sales campaign.

Costs of Sales

Costs of sales consist of the purchase of raw materials and the cost of production. Cost of sales during the six months ended June 30, 2023 totaled $186,000 compared to $81,000 for the six months ended June 30, 2022. The increase in the costs of sales is mainly due to the increase in sales as described above.

Gross Profit

During the six months ended June 30, 2023, Gross Profit totaled $163,000, representing a Gross Profit margin of 46.70%. During the six months ended June 30, 2022, Gross Profit totaled $62,000, representing a Gross Profit margin of 43.36%.

Operating Expenses

Operating expenses totaled $460,000 during the six months ended June 30, 2023, compared to $905,000 during the six months ended June 30, 2022, representing a net decrease of $445,000. The decrease in the operating expenses is mainly due to a decrease in sales and marketing activities resulting from less consulting services as well as a decrease in general and administrative expenses relating to a decrease in stock-based compensation.

Financing Income (expenses)

Financing income totaled $108,000 during the six months ended June 30, 2023 compared to a financing expense of $388,000 during the six months ended June 30, 2022 representing a net increase of $496,000. The decrease in the financing expenses is mainly due to a gain from the movement in the fair value of the derivatives.

Net Profit/Loss

We realized a net loss of $189,000 for the six months ended June 30, 2023, as compared to a net loss of $1,231,000 for the six months ended June 30, 2022, for the reasons described above.

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended June 30, 2023 totaled $101,000 compared to $112,000 for the three months ended June 30, 2022. The decrease in the total revenue is mainly due to decreased demand in the current period.

Costs of Sales

Costs of sales consists of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended June 30, 2023 totaled $40,000 compared to $61,000 for the three months ended June 30, 2022. The decrease in the costs of sales is mainly due to the decrease in sales.

Gross Profit

During the three months ended June 30, 2023, Gross Profit totaled $61,000, representing a Gross Profit margin of 60.40%. During the three months ended June 30, 2022, Gross Profit totaled $51,000, representing a Gross Profit margin of 45.54%.

Operating Expenses

Operating expenses totaled $238,000 during the three months ended June 30, 2023, compared to $451,000 during the three months ended June 30, 2022, representing a net decrease of $213,000. The decrease in the operating expenses is mainly due to a decrease in sales and marketing activities resulting from less consulting services as well as a decrease in general and administrative expenses relating to a decrease in stock-based compensation.

Financing Income (expenses)

Financing income totaled $226,000 during the three months ended June 30, 2023 compared to a financing expense of $542,000 during the three months ended June 30, 2022 representing a net decrease of $768,000. The decrease in the financing expenses is mainly due to a gain from the movement in the fair value of the derivatives.

Net Profit/Loss

We realized a net profit of $49,000 for the three months ended June 30, 2023, as compared to a net loss of $942,000 for the three months ended June 30, 2022, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2023, the Company had $79,000 of cash, total current assets of $177,000, and total current liabilities of $2,294,000, creating a working capital deficit of $2,117,000. As of December 31, 2022, the Company had $168,000 of cash, total current assets of $345,000 and total current liabilities of $2,320,000 creating a working capital deficit of $1,975,000.

The increase in our working capital deficit was mainly attributable to decreases of $89,000 in cash and cash equivalents, $78,000 in inventory, $10,000 of other current assets and increases in accounts payable of $100,000, other current liabilities of $98,000, related party payables of $23,000, and convertible notes payable of $59,000, partially offset by an increases of $9,000 of accounts receivable, and decreases of $272,000 in the fair value of derivative liabilities, $4,000 of deferred revenue, and $29,000 of Notes payable, net.

Net cash used in operating activities was $73,000 for the six months ended June 30, 2023, as compared to cash used in operating activities of $855,000 for the six months ended June 30, 2022. The Company’s primary uses of cash have been for research and development expenses, sales and marketing expenses, and working capital purposes.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: August 14, 2023	By:	/s/ Atara Dzikowski
Atara Dzikowski
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)