Form 10-K
period 2023-12-31
Samsara Luggage, Inc.
filed 2024-04-02
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-54649

SAMSARA LUGGAGE, INC.

(Exact name of registrant as specified in its charter)

Nevada	26-0299456
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Broadway, Suite 934 New York, NY 10004	10004
(Address of principal executive offices)	(Zip Code)

917-522-3202

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023) was $166,110.

The number of shares of the registrant’s common stock outstanding as of March 25, 2024 was 213,730,601 shares.

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

ii

PART I

ITEM 1. BUSINESS

Business Overview

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On the January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note filed as an exhibit to this Form 10-K. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

New Business Direction — Emergency Response Tecnologies

As a result of the transaction and change in control, the Company is now focused on the global public safety sector. Historically, the company has evolved out of the firefighting technology and emergency response sector mainly through the development and manufacture of Emergency Response Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial Electric Vehicles (EV’s), and IoT Technology. The Company also intends to acquire complimentary companies, which have disruptive technology, strong management and potential for accelerated growth, which may benefit from the cross pollination of territories, products, and skills offered by our current group companies.

We seek to pursue and execute acquisitions which compliment and accelerate our growth strategy We believe that we have a clear acquisition strategy in place, targeting acquisitions which add technology and manufacturing capability as well as routes to market while driving long-term value creation for shareholders.In line with the change in control and business direction, our Company is currently in the process of changing its name to Emergency Response Tecnologies Inc. with the the preferred ticker “RESQ”.

Organization and Description of Business

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note in Samsara Luggage Inc. (“SAML”) from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On the January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note filed as an exhibit to this Form 10-K. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all of its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced.

●	Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

●	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

●	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

●	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

●	The Vehicle Converters (TVC) was incorporated in 2006. ILUS owns 100% of the company. Ownership was transferred to ILUS after ILUS acquired the brand name, intellectual property, and employees of the company on March 25, 2022. Following ongoing due diligence which determined that the company was in a difficult financial position due to the Covid-19 pandemic, ILUS agreed to take ownership of the company from previous management in order to restructure and rebuild it so that it would cooperate with Firebug Mechanical Equipment LLC out of Dubai, United Arab Emirates. This company is engaged in the business of specialist vehicle conversions and as planned, collaborates closely with Firebug Mechanical Equipment LLC to deliver converted vehicles to their customers. This transaction is classified as an acquisition of an assembled workforce rather than a business acquisition

●	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

●	E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

●	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

Employees

We have 2 employees in SAML as of this filing. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good. We have appx. 89 employees in our operating businesses as described below.

Emergency Response Technologies Inc.

SAML is focused on the Public Safety sector through its wholly owned subsidiary, Emergency Response Technologies Inc. (“ERT”). SAML aims to deliver technology and solutions which protects communities, front line personnel and assets. SAML currently services the following Public Safety verticals: Fire and Rescue Services, Law Enforcement, Emergency Medical Services and Emergency Management.

Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.)

FireBug is a firefighting equipment and vehicle manufacturer which specializes in disruptive water mist technology and rapid response vehicles. FireBug’s equipment is designed to offer increased fire fighter safety with reduced water consumption. This technology enables smaller, more cost-effective vehicles for rapid fire and emergency response. The company was formed in the U.A.E. and currently operates from the following location:

●	Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates

The FireBug range of products consists of the following:

1.	MistNozzle handheld firefighting nozzles

The MistNozzle handheld firefighting nozzles is a specialist firefighting nozzle/branch, which produces a fine water mist enabling it to extinguish multiple classes of fires without the use of chemical agents. The product is designed to increase efficiency, utilize less water, and increase fire fighter safety. The MistNozzle range is designed, developed and manufactured in the UK. It uses proven micron technology from the fire fixed suppression system industry. The MistNozzle uses science in order to provide superior fire cooling and extinguishing. Its low-pressure water mist technology makes it more efficient than comparative firefighting nozzles. The MistNozzle has one-click switch-function technology, allowing the user to easily transition between Jet Mode and Water Mist Mode, minimizing room for error and ensuring safe mode selection. The plug-and-play functionality of the MistNozzle works with most existing hose types on most existing fire trucks. The nozzle has been specifically designed for ease of use with minimal training required for safe and effective use. With water being a valuable resource the world over, the MistNozzle deliberately uses less water during operation. The water mist produced by the MistNozzle absorbs 2257kj of energy per liter verses conventional technology which absorbs 335kj per liter. The MistNozzle also combats the effects of smoke within the fire environment, providing effective and in some cases, lifesaving smoke scrubbing capability.

2.	Mongoose external firefighting lance

FireBug’s Mongoose is a handheld firefighting nozzle with an extension lance that allows it to be inserted from the exterior of a structure into an area such as a room (compartment) in order to cool the area and suppress the fire. The Mongoose system is comprised of the water mist attack nozzle and a battery-operated hole cutting drill. Either the drill or the firefighters compartment entry tools are used to breach the structure and create the necessary hole through which the Mongoose is inserted. This method provides safer access to the compartment. The Mongoose has been designed to ensure the correct kinetic energy will overcome the pressures created by the fire. Water mist droplets are transformed into steam by the heat which consumes energy, removes oxygen, and consequently cools the gases and inhibits re-ignition. The Mongoose can deliver 40–50-micron water mist droplets covering a large surface area into a compartment which rapidly cools the area, scrubs the smoke, and suppresses the fire. The Mongoose is completely unique in that it can operate on an existing fire truck on existing hose lines, without requiring a separate pump and hose reel.

3.	MistMax and Maverick firefighting pumps

FireBug’s MistMax is a portable low-pressure water mist&filig;re suppression skid. The self-contained skid unit is designed to &filig;t in a standard pick-up truck or on a UTV such as the E-Raptor electric UTV. The MistMax is an easy-to-use, lightweight, and reliable solution which can be used by both non-technical operators and experienced &filig;re&filig;ghters. The MistMax uses Firebug’s proprietary technology including customized eductor mixer, a specialized pulsating diaphragm pump, front winding geared hose reel, easy to use control panel, custom engineered baffled water tank and the Mini MistNozzle which features Firebug’s water stream colliding and atomizing technology.

FireBug’s Maverick is a self-priming, high-water volume, light portable pump which is designed as multi-purpose firefighting skid unit that can be portable or permanently fixed in a firefighting vehicle. It has the capability to operate a hose reel or lay flat hose connected to a water supply tank or it can lift water from an open water source or obtain it from a pressure fed supply such as a floating pump.

4.	Floating Pumps

Firebug offers a range of floating pumps which are designed for pumping water from streams, lakes, hard-to-reach sources of water, or flooded areas. The range of floating pumps offer practical features and easy-to-use operation. Features include high impact resistance, compact size and light weight, powerful Honda or Briggs & Stratton engines, bronze impellers for marine use where required, specialized strainers and optional external fuel tanks.

5.	Firefighting BacPac.

Firebug’s BacPac has been designed to provide rapid response firefighting capabilities using either water, foam or additive. The BacPac system contains a sophisticated internal mechanical rotor, which is used in the generation of WaterMist or foam (RAFS foam). The spindle and impellor rotate at high speeds mixing the foam that allows optimum extinguishing. The device increases the range of the discharge by at least 200% and is 6 times more efficient than any other known foam system, including CAFS.

6.	E-Raptor Commercial Electric Utility Vehicle

Manufactured by FireBug, the E-Raptor range consists of commercial electric utility vehicles for several rugged applications. The E-Raptor 6x6 is the world’s only 6-wheel electric utility vehicle. With 80km range on a single charge, the E-Raptor is fit for most industrial, agricultural, and rapid emergency response applications. The E-Raptor can carry a maximum load weight of 3500 Lbs. The E-Raptor range is manufactured by FireBug as it complements its rapid response firefighting vehicle solutions for confined and congested spaces.

7.	Rapid Intervention Vehicles

FireBug’s rapid intervention vehicle solutions range from small electric utility vehicles with bespoke firefighting systems to pick-up trucks with firefighting and rescue systems, right up to customized firefighting appliances. FireBug specializes in providing bespoke vehicle solutions for rapid emergency response in congested areas, industrial facilities, shopping malls, marinas, airports, resorts, and communities which require their own firefighting or rescue vehicle capability.

8.	Lightweight Co-Polymer Vehicle Bodies and Water Tanks

FireBug manufactures high quality, lightweight co-polymer vehicle bodies and tanks primarily for the emergency response sector. Depending on customer requirements, FireBug provides only the tank or vehicle superstructure or the fully equipped complete vehicle. Utilizing the latest in plastic cutting and welding technology, FireBug produces its plastic vehicle bodies and tanks from a highly durable and recyclable plastic material which has a 25-year guarantee.

Intellectual Property

FireBug’s patents are listed below:

Category	Short title	Long Title	Reference
Patent	BacPac	Apparatus and method for fighting fires	GB2520561
Patent	Spinning Regulating Unit	Fluid mixer device and method	GB2548074
Patent	Mongoose	Fire-fighting apparatus and method of firefighting	GB2568684

No patents have been licensed from third parties.

Competition

Below is some of FireBug’s competitors and competitive advantages:

Competitor Name	Competitor of	FireBug Advantages
Oshkosh Corp - Pierce Manufacturing	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
REV Fire Group - Ferrara, KME, Spartan, E-ONE, Smeal	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
IDEX Corporation	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Rosenbauer	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Task Force Tips	FireBug	patented water mist technology in firefighting equipment
Akron Brass	FireBug	patented water mist technology in firefighting equipment
Elkhart Brass	FireBug	patented water mist technology in firefighting equipment
Delta Fire	FireBug	patented water mist technology in firefighting equipment
Ziegler	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
Iveco Magirus	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
WS Darley	FireBug	patented water mist technology & lightweight polypropylene rapid response vehicle technology
United Fire	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Safe Fleet	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
United Safety & Survivability Corp	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Marioff	FireBug	patented water mist nozzle technology for more effective and effective fixed fire suppression systems
Ansul	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Western States Fire Protection	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems
Kidde Fire Systems	FireBug	patented water mist nozzle technology for more effective and efficient firefighting equipment & fixed fire suppression systems

Employees

As of December 31, 2023, we had approximately 18 employees in Firebug Group. The employees are not currently represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

The Vehicle Converters LLC

The Vehicle Converters (TVC) is a specialist vehicle converter which is operates from Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates.

On 25 March 2021 ILUS, our parent company, acquired 100% of the brand name and all other rights, title, and interest in The Vehicle Converters a company beneficially owned by Danny Kourosh (The “Seller”) for the sum of $20,500 (Twenty Thousand Five Hundred) in consideration.

The Vehicle Converters have operated for more than 15 years fabricating and converting specialized vehicles for specialist applications such as mobile clinics, ambulances, military transportation, oil, and gas, camping vehicles and mobile food trucks. The company focuses on sales in the Middle East and North African markets.

The Vehicle Converters completes various types of vehicle conversions as per customer requirements. Some examples can be found below:

Competition

A list of TVC’s competitors is provided below:

●	Bespoke Trailers

●	BOTT Vehicle Conversions

●	DAW Automobile Assembly FZCO

●	Transtech

Employees

As of December 31, 2023, we have 1 employee in Vehicle Converters, which shares design, engineering and conversion resources with Firebug Mechanical Equipment L.L.C . The employee is currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employee is good. Employees from Firebug Mechanical Equipment L.L.C., which operates from the same manufacturing facility in Dubai, United Arab Emirates, are used for vehicle conversions by The Vehicle Converters.

Bright Concept Detection and Protection System LLC

Bright Concept Detection and Protection System LLC (BCD Fire) designs, installs, commissions, maintains and distributes fire protection, fire detection, evacuation, access control and security systems across the Middle East region. The company is located at Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates.

BCD Fire delivers turnkey projects which incorporate specification, design, installation, support, and maintenance at sites such as hotels, shopping malls, residential and commercial buildings as well as industrial facilities.

Competition

A list of BCD Fire’s competitors is provided below:

●	MAF Fire Safety & Security LLC

●	Blue Flame Fire Fighting LLC

●	Safety Line LLC

●	BTFS Fire Protection

Employees

As of December 31, 2023, BCD Fire had approximately 2 employees. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good. Several BCD Fire employees have transferred across to Al Shola Al Modea Safety and Security LLC as the companies have merged resources in order to bid for larger contracts.

Bull Head Products Inc.

Bull Head Products Inc. is a specialist aluminum truck bed manufacturer and vehicle converter located at 387 Thorngrove Pike, Kodak Tennessee, 37764, USA.

On January 1, 2022, ILUS, our parent company, acquired 100% of the 1000 (one thousand) shares of Bull Head Products Inc., a company beneficially owned by George Joe Chudina and Dorothy Lee Chudina (The “Sellers”). As consideration, the Buyer agreed to pay the Sellers an aggregate cash purchase price of $500,000 (Five Hundred Thousand) on the condition that certain agreed Targets and Key Performance indices are met. The Buyer paid a fixed sum of $300,000 (Three Hundred Thousand) upon closing and the remaining $200,000 (Two Hundred Thousand) will be paid by the Buyer over a one-year period after closing to the extent the business operations of Bull Head Products Inc. meet mutually agreeable performance thresholds referenced in Exhibit B in the SPA filed with this Form 10 and in the schedule below. The Buyer also issued the Sellers 6,750 (Six Thousand Seven Hundred and Fifty) restricted Class F Preferred Shares in Buyer.

To Qualify for the 2nd Payment of $ 100,000, minimum turnover of $320,000 (Excluding all taxes) must be achieved for the period from January 1, 2022, to June 30, 2022, or as per the following table. To Qualify for the 3rd Payment of $ 100,000, minimum turnover of $320,000 (Excluding all taxes) must be achieved for the period from 1 July, 2022, to December 31, 2022, or as per the following table:

Turnover Target	Percentage of Target	Aggregate Payment
$320,000	Greater than 100%	$100,000
$320,000	90-99	$90,000
$320,000	80-89	$80,000
$320,000	70-79	$70,000
$320,000	60-69	$60,000
$320,000	50-59	$50,000
$320,000	less than 50%	$0

Bull Head Products designs, manufactures and installs its aluminum truck beds and vehicle conversions for customers across the United States. Its customers come from several sectors, including wildland fire fighting. The company’s products are built with 100% aluminum for optimal performance and reliability.

Bull Head Products operates from its Kodak, Tennessee facility, with many truck beds and conversions being completed and installed in the facility and many being shipped to dealers and distributors for installation.

During the past 18 months, Bull Head Products faced some supply chain issues as a direct result of the disruption in supply chains across the world due to the Covid-19 pandemic. Whilst every effort is made to source materials from additional suppliers, this can sometimes lead to an increase in price. The company has therefore increased its principal suppliers of raw materials to the following suppliers:

●	Eastern Metal Supplies

●	Tennessee Valley Fasteners

●	Buyers Products Company

●	Fastenal

●	McMaster Carr

●	Joseph T. Ryerson

●	Triple S Steel

Bull Head Products manufactures and installs its products for both private individuals and businesses who require a specific type of aluminum flatbed for their truck or fleet of trucks. The company services a wide range of new and repeat customers and there is no dependency on any one single customer.

Intellectual Property

Bull Head Products Inc has a Registered Trademark for the company logo. Originally it was registered under the name of George Chudina, and then changed to Bull Head Products Inc. and has subsequently been renewed.

Category	Title	Reference
Trademark	Bull Head Products Mark	3397385

The above trademark certificate is provided in the Exhibits.

Competition

As Bull Head Products manufactures all of its truck beds from 100% aluminum, it does not currently have direct competitors to the company’s knowledge. Companies which offer comparable products use a combination of aluminum sheeting and steel frames which are prone to rust and decay. However, a list of some these competitive companies is listed below:

●	CM Truck Beds

●	Hillsboro Industries

●	Pine Hill Manufacturing

●	Knapheide Manufacturing

Employees

As of December 31, 2023, we had approximately 10 employees in Bull Head Products. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Georgia Fire & Rescue Supply LLC

Georgia Fire & Rescue Supply LLC (Georgia Fire) is a distributor of equipment to the firefighting, law enforcement and Emergency Medical Services industries. The company is located at 107 P Rickman Industrial Drive, Canton, Georgia, 30115, USA

On February 22, 2022, ILUS, our parent company, acquired 100% of the shares of Georgia Fire & Rescue Supply LLC, a company beneficially owned by Barbara Jean Whidby (The “Seller”). As consideration, the buyer agreed to pay the seller an aggregate cash purchase price of $900,000 (Nine Hundred Thousand Dollars) on the condition that certain agreed Targets and Key Performance indices are met referenced in Exhibit B in the SPA filed with this Form 10. The Buyer paid a fixed sum of $680,000 (Six Hundred Eighty Thousand) upon closing and the remaining $220,000 (Two Hundred Twenty Thousand Dollars) will be paid by the Buyer over a one-year period after closing to the extent the business operations of Georgia Fire & Rescue Supply, LLC meet mutually agreeable performance thresholds displayed in table below. The Buyer also issued the seller 1,500 (One Thousand Five Hundred) restricted Class F Preferred Shares in Buyer.

Minimum Turnover (gross revenue) for 2022 and Quarter 1 (Excluding all taxes)- must be achieved for the period from January 1, 2022, to December 31, 2022, or as per the following table:

2022 Turnover Target	Q1 Turnover Target	Percentage of Target	Aggregate Payment
$3,200,000	$800,000	Greater than 100%	$170,000
$3,200,000	$800,000	90-99	$153,000
$3,200,000	$800,000	80-89	$136,000
$3,200,000	$800,000	70-79	$119,000
$3,200,000	$800,000	60-69	$102,000
$3,200,000	$800,000	50-59	$85,000
$3,200,000	$800,000	less than 50%	$0

The company receives enquiries and orders through the following means:

●	e-commerce website - https://www.georgiafirerescue.com

●	retail location in Canton, Georgia

●	field sales representatives who call on and demonstrate products to potential customers

●	participation in industry trade shows and events.

The company’s products are delivered to the customer from its distribution warehouse in Canton, Georgia or shipped directly from the manufacturer to the end customer.

Georgia Fire has a customer base of over 1,800 customers and currently distributes over 95 brands as follows:

AED Superstore	Flamefighter Corp	Pollard Water
Agility Tech Corp	Fox Fury	Poly Tech
Airstar Space Lighting	FoxFire	Professional Life Support
Ajax Rescue Tools	Froggy’s Fog	R & B Fabrications
Ansell	Full Source	Ram Air Gear Dryer
Black Diamond	Gemtor	Rescue Technology
Bluewater	Groves-Ready Rack	Rhyno - We Cut the Glass
Boston Leather	Helly Hansen	Ringers Gloves
Boswell Oil	Hi-Lift	RIT Safety Solutions
Brightstar	Highwater Hose Inc	Rocky Boots
Brooks Equipment	Holmatro	RollNRack
Bullard	Husky Portable	S&H Fire Products
BullDog Hose	Innotex	Sam Carbis Solutions Group
C & S Supply	Kroll	SCI Structural Composites
CET Fire Pumps Mfg.	Lakeland Fire	Smoke Trainer
CMC Rescue	Lakeland Industries Inc	Starrett
Con-Space	Leader-Tempest	STC Footwear
Council Tool	Lifeliners	Streamlight
Cox Reels	Lion Boots by Thorogood	Super Vac

Denko Foam	Logistics	Task Force Tips
Desert Diamond Industries	Mercedes Textiles Limited	Team Equipment Inc
Dewalt	National Foam	Tele-Lite
Diablo	Nightstick	Thorogood Boots
Dräger	Nupla	Trellchem
Dragon Fire Gloves	ORS	True North Gear
Duo Safety Ladders	Paratech	Turtle Plastics
ESS Eye Safety Systems	Pelican	Unifire
EVAC Systems	Performance Adv. Co.	Vanguard Safety Wear
Fire Hooks Unlimited	Phillips	Warthog
Firefly Signs	Plastix Plus	Wehr Engineering
FireQuip	PMI	Zephyr Tools
FireBug		Ziamatic Corporation

Georgia Fire is an official Dealer of Holmatro Products and partakes in the Holmatro Coop Marketing Program. Through this program, Georgia Fire & Rescue Supply has access to logo’s, product images and information, and a dealer reward scheme. All promotions of the Holmatro range of products by Georgia Fire & Rescue Supply has to be reviewed and approved by Holmatro.

Competition

A list of Georgia Fire’s competitors is provided below:

●	Fire Safety USA

●	MES Fire

●	Cascade Fire Equipment

●	All Hands Fire

●	US Fire & Safety Equipment Co

Employees

As of December 31, 2023, we had approximately 14 employees in Georgia Fire. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

AL Shola Al Modea Safety and Security LLC

On December 13, 2022, ILUS, our parent company, signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS), an established fire safety company registered in the United Arab Emirates. The total purchase price is up to $714,000. The first tranche of $100,000 has been paid and the remaining three tranches with a total of $610,00 are conditional upon certain agreed Targets and Key Performance indices are met referenced in clause 1.02 in the SPA filed with this Form 10-K and scheduled below.

Tranche	Timeframe and Conditions	Amount	Paid By	Paid To
1	Payment within 7 days of closing proposed transaction – Time of signing SPA.	$100,000	ILUS	ASSS
2	To be Paid as a Loan to the Seller within 45 days after signing the SPA and Loan Agreement (Exhibit 3). The loan would be converted into Equity if the Company meets the agreed Revenue Forecast (Exhibit 2) and achieves a valuation of $2,000,000 (Two Million USD), until then it would be considered a loan. Repayment of the Loan shall be made as per the Loan Agreement (Exhibit 3) before disbursement of dividends.	$306,000	ILUS	ASSS
3	Paid after end of H1 2023, provided forecasted revenue and EBITDA forecasts are met for the first 6 months of 2023. (Exhibit 2)	$200,000	ILUS	ASSS
4	Paid after end of 2023, provided forecasted revenue and EBITDA forecasts are met for 2023. (Exhibit 2)	$200,000	ILUS	ASSS
5	Paid after end of H1 2024, provided forecasted revenue and EBITDA forecasts are met for the first 6 months of 2023. (Exhibit 2)	$214,000	ILUS	ASSS

Exhibit 2 - Target Financials as per ASSS / Agreed Revenue Forecast to be achieved

USD	2023	2024	2025	2026	2027
Revenues	1.987.747	2.450.647	2.804.629	2.940.776	3.076.923
EBITDA	238.530	367.597	420.694	470.524	523.077

Competition

A list of ASSS’s competitors is provided below:

●	MAF Fire Safety & Security LLC

●	Blue Flame Fire Fighting LLC

●	Safety Line LLC

●	BTFS Fire Protection

Employees

As of December 31, 2023, we had approximately 45 employees in AL Shola Al Modea Safety and Security LLC. The employees are currently not represented by a labor union or collective bargaining agreement. We believe that our relationship with our employees is good.

Corporate History

May 8, 2007	The Company (Darkstar Ventures, Inc.) was incorporated in Nevada

September 23, 2011	Initial S-1 Registration Statement filed with U.S. Securities and Exchange Commission (“SEC”)

February 9, 2012	Notice of Effectiveness of S-1 Issued by SEC

April 2, 2012	Company filed Form 8-A with SEC pursuant to Section 12(g) of the Exchange Act

June 28, 2013	15:1 Forward Stock Split, resulting in 107,145,000 shares of common stock outstanding (54,645,000 owned by Chizkiyau Lapin, the Company’s founder.

June 10, 2014	Israel Povarsky informed the Company that he will be resigning as a director and secretary of the Company effective as of such date.

June 14, 2015	Change of Control – Chizkiyau Lapin sold all of his shares to Avraham Bengio. Avraham Bengio was appointed as sole director and officer of Company. On May 19, 2015, the company filed a form SC 14F1 indicating that as of May 14, 2015, in connection with the disposition of the Purchased Shares to Mr. Bengio, (i) Chizkiyahu Lapin resigned from all his positions as an officer of the Company, and Mr. Lapin gave notice that he will resign as a director of the Company effective as of ten (10) days after the delivery to the stockholders of the Company of the Information Statement pursuant to
Rule 14f-1.

February 12, 2016	The Board of Directors of the Company and Avraham Bengio, the holder of a majority of the issued and outstanding shares of common stock of the Company, together, executed a joint written consent to authorize and approve a Certificate of Amendment to the Company’s Articles of Incorporation to increase the authorized capital stock of the Company from 505,000,000 shares, consisting of 500,000,000 shares of common stock, par value $0.0001and 5,000,000 shares of preferred stock, par value $0.0001, to an authorized capital stock of the Corporation of 2,005,000,000 shares, consisting of 2,000,000,000 shares of Common Stock and five million 5,000,000 shares of Preferred Stock.

February 2016	The Company determined to focus, through its wholly-owned Israeli subsidiary, Bengio Urban Renewal Ltd., in the area of real estate development, particularly on the urban renewal market in Israel. Form 10-K 11/14/2016.

April 14, 2016	The Board of Directors of the Company approved the issuance of 270,000,000 restricted shares of common stock of the Company to Avraham Bengio in consideration for the conversion of $270,000 loan granted to the Company. In addition, the Board of Directors of the Company has also decided to issue to Avraham Bengio, 120,000,000 restricted shares of the Company, as compensation for services valued in the amount of $120,000. The Board of Directors of the Company approved the issuance of 150,000,000 restricted shares under a subscription agreement with investors for total consideration of $150,000.

November 14, 2016	The Company’s Form 10-K for the fiscal year ended July 31, 2016, which was filed on November 14, 2016, stated that the Company was no longer a “shell” company as defined in Rule 12b-2 of the Exchange Act. The Company had raised $150,000 from the sale of restricted shares to investors to fund the new real estate development operations of Bengio Urban Renewal Ltd., which had hired employees and had signed contracts with the current tenants of three buildings who agreed to vacate their buildings so that the buildings could be redeveloped into modern state of the art new residential buildings. Based upon the foregoing, the Company no longer deemed itself to be a shell company.

May 10, 2019	The Company entered into a Merger Agreement with Samsara Luggage, Inc., pursuant to which Samsara will merge with and into the Company, and the current shareholders of Samsara will be issued new shares of the Company representing approximately 80% of the issued and outstanding shares of the Company’s common stock following the completion of the merger.

May 29, 2019	Company was reinstated by the Secretary of State of the State of Nevada as a corporation in good standing in the State of Nevada and later on November 19, 2019, a certificate of good standing for Samsara luggage inc.

June 5, 2019	The Company entered into a Securities Purchase Agreement with YAII PN, Ltd., pursuant to which the investor agreed to provide the Company with a convertible loan in the aggregate amount of $1,100,000 in three tranches, and the Company agreed to issue to the investor convertible debentures with a conversion price equal to $0.003 per share and a warrant to purchase an aggregate amount of 91,666,666 shares of common stock at an exercise price equal to $0.003 per share. The first tranche of the convertible debentures in the amount of $200,000 was provided upon execution of the SPA. The second tranche in the amount of $300,000 was provided on October 23, 2019, upon the Company filing of a Registration Statement on Form S-4 in connection with the Merger with Samsara Delaware. The third tranche in the amount of $600,000 was provided on November 18, 2019, upon consummation of the Merger with Samsara Delaware and the fulfillment of all conditions required for the Merger. As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 91,666,666 shares of common stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date.

Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. The warrant was later converted into 13,095 shares with an exercise price of $21 with the reverse split on February 3, 2021.

September 26, 2019	The Company entered into share purchase agreements with five non-U.S. investors pursuant to which the investors undertook to invest an aggregate amount of $500,000 in the Company, and the Company undertook to issue to the investors shares of common stock at a price per share equal to $0.0024. In addition, the Company undertook to issue to one of the investors additional shares of common stock valued at $50,000, at the $0.0024 price per share, as a finder’s fee for the transaction. The aggregate number of shares of common stock issued to the investors upon closing was 229,166,666. The Company also granted the investors warrants to purchase an aggregate amount of 104,166,666 shares of common stock at an exercise price equal to US$0.0048 per share. The warrant was later converted into 2,619 shares with an exercise price of $21 with the reverse split on February 3, 2021.

November 12, 2019	The Company completed its merger with “Samsara Luggage, Inc.” in accordance with the terms of the Merger Agreement and Plan of Merger, dated May 10, 2019. The Company amended its Articles of Incorporation (1) to change the Company’s name from “Darkstar Ventures, Inc.” to “Samsara Luggage, Inc.”; and (2) to increase the number of authorized shares of common stock of the Company from 2,000,000,000 shares of common stock to 5,000,000,000 shares of common stock.

June 26, 2020	The Company entered into a Securities Purchase Agreement with Power Up Lending Group Ltd., pursuant to which the investor agreed to invest $66,700, and the Company agreed to issue to the investor a convertible debenture with a conversion price equal to 75% of the average of the lowest trading price of the Common Stock during the 20 trading days prior to the conversion date.

September 3, 2020	The Company entered into a Securities Purchase Agreement with YAII PN, Ltd., pursuant to which the investor agreed to invest an aggregate amount of $220,000 in two tranches, and the Company agreed to issue to the investor convertible debentures with a conversion price equal to the lower of (a) $0.003 per share, or (b) 80% of the lowest the daily dollar volume-weighted average price for the Company’s Common Stock during the 10 trading days immediately preceding the conversion date, and warrants to purchase an aggregate of 18,333,333 shares of Common Stock, at an exercise price equal to $0.003. As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 12,500,000 shares of Common Stock, at an exercise price equal to $0.003. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised. . The warrant was later converted into 2,619 shares with an exercise price of $21 with the reverse split on February 3, 2021.

November 3, 2020	The Articles of Incorporation of Company were amended to increase the number of authorized shares of common stock from 5,000,000,000 shares of common stock to 7,500,000,000 shares of common stock.

December 17, 2020	Shareholders approved a reverse split of the Company’s stock in a ratio to be determined by the Board, without further approval or authorization of the Company’s stockholders, in a range between four thousand-to-one (4,000:1) to seven thousand-to-one (7,000:1).

February 3, 2021	The Board of Directors approved a reverse split of the Company’s stock in a ratio of seven thousand-to-one (7,000:1). On March 22, 2021, Samsara Luggage, Inc. filed a Current Report on Form 8-K with the U.S. Securities and Exchange, reporting that on March 17, 2021, the Registrant filed a Certificate of Change with the Secretary of State of the State of Nevada (to effect the reverse split of Company’s common stock at a ratio of 1-for-7,000. An Amendment No. 1 to the Current Report on Form 8-K on March 21, 2021, amended the Original Form 8-K to correct a calculation error relating to the number of outstanding shares of common stock following the Reverse Stock Split.

April 6, 2021	The Company entered into a Securities Purchase Agreement with YAII PN, Ltd., pursuant to which the Investor agreed to provide the Company with a convertible loan in the aggregate amount of $150,000 in three tranches and the Company agreed to issue convertible debentures and a warrant to the Investor. As part of the transaction, the Company issued to the Investor warrants to purchase an aggregate of 10,838 shares of Common Stock, at an exercise price equal to $3.46. The term of each warrant is five years from the issue date. Each warrant may be exercised by cash payment or through cashless exercise by the surrender of warrant shares having a value equal to the exercise price of the portion of the warrant being exercised.

The first tranche in the principal amount of $50,000 was issued on June 7, 2021. The second tranche in the principal amount of $50,000 was issued on July 6, 2021, following the filing of a registration statement on Form S-1 (the “Registration Statement”) under the Securities Act of 1933, as amended, registering the Conversion Shares issuable upon conversion of the Convertible Debentures with the Securities and Exchange Commission (the “SEC”). The third tranche in the principal amount of $25,000 was issued on September 7, 2021, following the Registration Statement was declared effective by the SEC.

July 2, 2021	S-1 Registration Statement filed with U.S. Securities and Exchange Commission (“SEC”).

September 7, 2021	Notice of Effectiveness of S-1 Issued by SEC.

May 12, 2022	The Board of directors designated the rights, preferences, restrictions and other matters relating to the Series A Preferred Stock, consisting of 1,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $1.00.

May 17, 2022	A Series A Preferred Stock Purchase Agreement with 1800 Diagonal Lending LLC, dated as of May 17, 2022, providing for the issuance of 148,062 shares of Series A Preferred Stock of the Company (“Series A Shares”) which are convertible into shares of common stock of the Company. The company signed a settlement letter with 1800 Diagonal Lending LLC confirming that the Lender agreed to a redemption of the Preferred Shares and a full settlement of the Notes for $133,000. The amount was paid in full on January 25, 2024.

August 10, 2022	A Series A Preferred Stock Purchase Agreement 1800 Diagonal Lending LLC, dated as of August 5, 2022 providing for the issuance of 73,312 Series A Shares. The Stock Purchase Agreement was settled with the Company on December 23, 2023.

November 30, 2022	A Securities Purchase Agreement 1800 Diagonal Lending LLC, dated as of November 30, 2022 providing for the issuance of a Promissory Note in the principal amount of $71,960. The Company settled the convertible promissory note with 1800 Diagonal Lending LLC on January 25, 2023.

November 29, 2023	The remaining Convertible Debenture from the convertible notes SAML 3-1-1, 4-1-1 and 4-2-3 was sold by YAII PN, LTD to Sky Holdings Ltd (April 6, 2021 note), Enza International LTD (April 6, 2021 note), and Mechtech Industrial (ASIA) LTD (July 6, 2021 note), respectively. The Notes were bought under similar terms with the remaining Principal and Accumulated Interest.

November 29, 2023	The remaining Convertible Debenture from the convertible notes SAML 3-1-1, 4-1-1 and 4-2-3 was sold by YAII PN, LTD to Sky Holdings Ltd (April 6, 2021 note), Enza International LTD (April 6, 2021 note), and Mechtech Industrial (ASIA) LTD (July 6, 2021 note), respectively. The Notes were bought under similar terms with the remaining Principal and Accumulated Interest and filed as Exhibits to this form 10-K.

December 13, 2023	The company reissued convertible notes to Sky Holdings LTD, Enza International LTD and Mechtech Industrial (ASIA) LTD, respectively, and retired SAML 3-1-1, 4-1-1 and 4-2-3. The new notes and Debenture were under similar terms with the remaining Principal and Accumulated Interest and at a fixed conversion price of $0.004, and filed the notes as Exhibits to this form 10-K.

December 23, 2023	The company signed a settlement letter with 1800 Diagonal Lending LLC confirming that the Lender agreed to a redemption of the Preferred Shares and a full settlement of the Note for $133,000. The Company settled the convertible promissory note with 1800 Diagonal Lending LLC on January 25, 2023.

January 5, 2024	Change of Control. On January 3, 2024, Ilustrato Pictures International Inc. (“Ilustrato”). acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,684.93. On the January 5, 2024, the company reissued a convertible note to Ilustrato who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in the Company as of January 5, 2024. In connection with the acquisition of the note and subsequent conversion to shares of common stock, the current officers and directors, Mrs. Atara Dzikowski and David Dahan resigned from all their positions with the Company (Exhibit C). Mr. Nicolas Link was appointed as the Company’s Chairman of the Board and Mr. John-Paul Backwell was appointed as the Company’s Chief Executive Officer and Director.

January 25, 2024	The Company settled the convertible promissory note with 1800 Diagonal Lending LLC and cancelled the Series A Preferred Stock which is in process of being cancelled to have zero shares outstanding of the Series A. A new convertible promissory note in the principal amount of $112,707 with 13% interest was signed with 1800 Diagonal Lending LLC on January 23, 2023, and filed the note as Exhibits to this form 10-K.

February 5, 2024	The Board of directors and the majority shareholder approved a name and ticker change for the Company.

February 6, 2024	The Board of directors designated the rights, preferences, restrictions and other matters relating to the Series A Preferred Stock, consisting of 1,000,000 shares of Series B Preferred Stock, with par value of $0.0001 per share. Each share of Series B Preferred Stock has a stated value of $1.00. Each Series B stock has conversion rate of one thousand (1,000) shares of Common Stock with voting rights and filed the Series B as Exhibits to this form 10-K.

February 23, 2024	Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by ILUS. The consideration for the sale of the equity interests in the foregoing companies was paid by the Company by issuing to ILUS 350,000 restricted shares of Series B stock and further milestone payment/s should applicable performance targets referenced in the Stock Purchase Agreement.

Smaller Reporting Company

The Company is a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. There are certain exemptions available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years. As long as we maintain our status as a “smaller reporting company”, these exemptions will continue to be available to us.

Additional Information

The public may read and copy any materials the Company files with the SEC in the SEC’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Address and Market for Securities

On July 6, 2022, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, moving its official headquarters to 135 East 57th Street, Suite 18-130 New York, NY. The Company’s telephone number remains the same, phone: (877) 421-1574. Our website is https://ert-international.com.

Our common shares are quoted on the OTC Pink under the symbol “SAML.” On December 31, 2023, the closing price for shares of our common shares as reported on the OTC Pink was $0.028 per share.

Bankruptcy, Receivership or Similar Proceeding

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal actions or proceedings.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. In addition to the other information contained in this Registration Statement on Form 10-K, prospective investors should carefully consider the following risks before investing in our securities. If any of the following risks actually occur, as well as other risks not currently known to us or that we currently consider immaterial, our business, operating results and financial condition could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors may lose all or part of their investment in our common stock. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Form 10-K. In assessing the risks below, you should also refer to the other information contained in this Form 10-K, including the financial statements and the related notes, before deciding to purchase any of our securities.

Risk Related to Covid 19

Our business and future operations may be adversely affected by epidemics and pandemics, such as the COVID-19 outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases, which could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of the world as a whole. For example, the outbreak of COVID-19, which originated in China, was declared by the World Health Organization to be a “pandemic,” and spread across the globe. A health epidemic or pandemic or other outbreak of communicable diseases, such as the COVID-19 pandemic, poses the risk that we, or our current and potential business partners may be disrupted or prevented from conducting business activities for certain periods of time, the durations of which are uncertain, and may otherwise experience significant impairments of business activities, including due to operational shutdowns or suspensions that may be requested or mandated by national or local governmental authorities or self-imposed by us, our users or other business partners. While it is not possible at this time to estimate the full impact that COVID-19 could have on our business, potential users, or other potential business partners, the continued spread of COVID-19, the measures taken by the local and federal government, actions taken to protect employees, and the impact of the pandemic on various business activities could adversely affect our results of operations and financial condition. COVID-19 has not recently had any material impact on our operations, supply chain, liquidity or capital resources. During the lockdowns we however saw significant shipping delays, consumer orders on hold due to budgetary restrictions as well as a slow-down in our planned acquisitions due to flight restrictions limiting on site due diligence. The company has as a mitigant to future COVID-19 outbreaks increased its number of suppliers of raw materials to reduce the risk of production capabilities and order back-logs.

Risks Relating to Macro Conditions and Our Financial Condition

Our ability to generate the significant amount of cash needed to service our debt obligations and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors, many of which may be beyond our control.

We normally grant our customers 30–90-day payment terms after credit sales, depending on their trading history and specific tender requirements (if applicable). However, in the fiscal year 2021, some of our distributors were affected by the COVID-19 outbreak which caused delays in their payment. In addition, some of our customers tend to require longer payment terms due to their longer payment processing procedures. Even though we believe that they are unlikely to default because of our long-term business relationships with them and our belief that the collectability risk is low based on our historical experience and collection history with them, there can be no assurances that these receivables will be collected.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business factors, many of which may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated business opportunities will be realized on schedule or at all, or that future borrowings will be available to us in amounts sufficient to enable us to service our indebtedness and any amounts borrowed under future credit facilities, or to fund our other liquidity needs.

We will use cash to pay the principal and interest on our debt. These payments limit funds otherwise available for working capital, capital expenditures, acquisitions, collaborations, and other purposes. As a result of these obligations, our current liabilities may exceed our current assets. We may need to take on additional debt as we expand in our industry, which could increase our ratio of debt to equity. The need to service our debt may limit funds available for other purposes and our inability to service debt in the future could lead to acceleration of our debt and foreclosure on assets.

We cannot assure that we will be able to refinance any of our indebtedness or obtain additional financing as well as prevailing market conditions. As a result, we could face liquidity problems and might be required to dispose of material assets or operations to meet our indebtedness service and other obligations.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding future legislation and changes in regulations of the jurisdictions in which we operate, or seek to operate, our business. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations.

We operate in a rapidly evolving and highly competitive industry and our projections are subject to the risks and assumptions made by management with respect to the respective industry. Operating results are difficult to forecast because they generally depend on our assessment of factors that are inherently beyond our control and impossible to predict with certainty, such as the timing of adoption of future legislation and regulations by different jurisdictions. Furthermore, if we invest in the development of new products or distribution channels that do not achieve commercial success, whether because of competition or otherwise, we may not recover the often material “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, our business may be affected by reductions in customer acquisition, customer persistency and customer spending as a result of numerous factors which may be difficult to predict. This may result in decreased revenue levels, and we may be unable to adopt timely measures to compensate for any unexpected shortfall in income. Our profitability projections make numerous assumptions about the expected future levels of various expense items. Historically most of these expense items have been relatively stable or predictable either in absolute terms or in relation to revenue but there is no certainty that such stability or predictability will continue into the future. These inabilities could cause our operating results in a given period to be higher or lower than expected. If actual results differ from our estimates, analysts may negatively react and our share price could be adversely impacted.

If we are unable to successfully identify, complete and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and will continue to be a significant component of our growth strategy, including the recent acquisition of ERT. We seek to identify and complete acquisitions and may continue to make strategic acquisitions. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected to achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms.

Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership.

While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisitions as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

If we are unable to successfully identify, complete and integrate acquisitions, our results of operations could be adversely affected.

Acquisitions have been and will continue to be a significant component of our growth strategy. We seek to identify and complete acquisitions and may continue to make strategic acquisitions. Our previous or future acquisitions may not be successful or may not generate the financial benefits that we expected to achieve at the time of acquisition. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or, because of competition in the marketplace and limitations imposed by the agreements governing our indebtedness or the availability of capital, that we will be able to finance future acquisitions. Acquisitions involve special risks, including, without limitation, the potential assumption of unanticipated liabilities and contingencies, difficulty in assimilating the operations and personnel of the acquired businesses, disruption of our existing business, dissipation of our limited management resources and impairment of relationships with employees and customers of the acquired business as a result of changes in ownership. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition, and operating results. We may incur significant costs such as transaction fees, professional service fees and other costs related to future acquisitions. We may also incur integration costs following the completion of any such acquisitions as we integrate the acquired business with the rest of our Company. Although we expect that the realization of efficiencies related to the integration of any acquired businesses will offset the incremental transaction and acquisition-related costs over time, this net financial benefit may not be achieved in the near term, or at all.

Inability to Continue Developing New Products.

Our ability to continue to grow organically is tied in large part to our ability to continue to develop new products. A failure to continue to develop and deliver new, innovative, and competitive products to the market could limit sales growth and negatively impact our Company and our financial condition, results of operations and cash flow.

Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, shareholders, and other stakeholders on climate change issues, could negatively affect our business and operations.

The effects of climate change create short and long-term financial risks to our business, both in the U.S. and globally. We have significant operations located in regions that have been, and may in the future be, exposed to significant weather events and other natural disasters. Climate related changes can increase variability in or otherwise impact natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events (e.g., flooding, hurricanes, and tropical storms), natural hazards (e.g., increased wildfire risk), rising mean temperature and sea levels, and long-term changes in precipitation patterns (e.g., drought, desertification, and/or poor water quality). We expect climate change could affect our facilities, operations, employees, and communities in the future, particularly at facilities in coastal areas and areas prone to extreme weather events and water scarcity. Our suppliers are also subject to natural disasters that could affect their ability to deliver or perform under our contracts, including as a result of disruptions to their workforce and critical infrastructure. Disruptions also impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.

Increased worldwide focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of greenhouse gas emissions. New or more stringent laws and regulations related to greenhouse gas emissions and other climate change related concerns may adversely affect us, our suppliers, and our customers. Some of our facilities are, for example, engaged in manufacturing processes that produce greenhouse gas emissions, including carbon dioxide, or rely on products from others that do so. We have worked for years to reduce our reliance on fossil-based energy sources, to decrease our greenhouse gas emissions, to reduce our consumption of water and production of waste, and to ensure our compliance with environmental regulations where we operate, enhancing our record of environmental sustainability. However, new, and evolving laws and regulations could mandate different or more restrictive standards, could require capital investments to transition to low carbon technologies, could adversely impact our ongoing operations, and could require changes on a more accelerated time frame. Our suppliers may face similar challenges and incur additional compliance costs that are passed on to us. These direct and indirect costs may adversely impact our results

We may be adversely affected by the effects of inflation.

Inflation in wages, materials, parts, equipment, and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices, we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. The Company has currently experienced inflationary pressures on its supply chain due to increased shipping costs, increased energy prices for manufacture of our commercial products as well as increased prices from suppliers of raw materials. We have so far been able to offset inflationary pressure to consumers but it cannot be guaranteed that that our results of operations will not be adversely affected by inflation in the future and could reduce sales and/or operating margins, and overall financial performance.

We are Dependent on the Availability of Raw Materials, Parts and Components Used in our Products.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow.

Using the recent example of our acquisition, Bull Head Products Inc., the demand for new trucks has not declined during Covid-19, but instead there was a delay in the delivery of new Pickup trucks due to a shortage of electronic chips. Historically, 68% of the truck beds built by Bull Head Products are for installation of a truck bed on a new pickup truck. There has not been a significant shift to installation on older trucks, but instead, the customers wait for confirmation of the delivery of new trucks before ordering a new truck bed. Bull Head Products Inc. also has order backlogs of over 9 months due to customers waiting for their new trucks to be delivered. One-third of our current enquiries are impacted by a delay in delivery of new pick-up trucks, which presents a risk to Bull Head Products Inc.

Increases in the price of commodities could impact the cost or price of our products, which could impact our ability to sustain and grow earnings.

Our manufacturing processes consume significant amounts of raw materials, the costs of which are subject to worldwide supply and demand factors, as well as other factors beyond our control. Raw material price fluctuations may adversely affect our results. We purchase, directly and indirectly through component purchases, significant amounts of plastic, aluminum, steel, and other raw materials. In the past raw material prices have experienced volatility which has been unforeseen and unexpected. Commodity pricing has fluctuated over the past few years and may continue to do so in the future. Such fluctuations could have a material effect on our results of operations, balance sheets and cash flows and impact the comparability of our results between financial periods.

We May be Subject to Loss in Market Share and Market Acceptance as a Result of Performance Failures, Manufacturing Errors, Delays or Shortages.

There is a risk that for unforeseen reasons we may be required to repair or replace products in use or to reimburse customers for products that fail to work or meet strict performance criteria. To date, we have experienced some product failures related to electronic and mechanical components within equipment and vehicles. These are either repaired under warranty or at cost to the customer or under a maintenance agreement.

Other disruptions in the supply chain process or product sales and fulfilment systems for any reason, including equipment malfunction, failure to follow specific protocols and procedures, supplier facility shut-downs, defective raw materials, wars and conflict, natural disasters such as hurricanes, tornadoes or wildfires, property damage from riots, and other environmental factors and the impact of epidemics or pandemics, such as Covid-19, and actions by businesses, communities and governments in response, could lead to launch delays, product shortage, unanticipated costs, lost revenues and damage to our reputation.

We have taken steps to limit remedies for product failure to the repair or replacement of malfunctioning or non-compliant products or services, and also attempt to exclude or minimize exposure to product and related liabilities by including in our standard agreements warranty disclaimers and disclaimers for consequential and related damages as well as limitations on our aggregate liability. From time to time, in certain sales transactions, we may negotiate liability provisions that vary from such standard forms. There is a risk that our contractual provisions may not adequately minimize our product and related liabilities or that such provisions may be unenforceable. We intend to carry product liability insurance, but coverage we secure may not be adequate to cover potential claims. Moreover, to the extent we have to repair, reimburse, or expend funds to cover customer service issues, our results of operations will be negatively affected.

We Will Rely in Part Upon Sales Reps, Retailers and Distribution Partners to Distribute our Products, and We May Be Adversely Affected if Those Parties do not Actively Promote our Products or Pursue Customers Who Would Have a Potential Demand for our Products.

We estimate that a significant portion of our revenue will come from sales to partners through sales reps, retailers, distributors, and resellers. Some of these relationships have not been formalized in detailed contracts and may be subject to termination at any time. Even where these relationships are formalized in a detailed contract, the agreements are often terminable with little or no notice and subject to periodic amendment. We cannot control the amount and timing of resources that our partners devote to activities on our behalf.

We intend to continue to seek strategic relationships to distribute, license and sell certain of our products. We, however, may not be able to negotiate acceptable relationships in the future and cannot predict whether current or future relationships will be successful.

The Markets the Company operates in are Highly Competitive which Could Reduce Sales and Operating Margins.

Most of the Company’s products are sold in competitive markets. Maintaining and improving a competitive position will require continued investment in manufacturing, engineering, quality standards, marketing, customer service and support and distribution networks. The Company may not be successful in maintaining its competitive position. The Company’s competitors may develop products and methods that are more efficient or may adapt quicker to new technologies or evolving customer requirements. The Company may not be able to compete successfully with existing competitors or with new competitors. Pricing pressures may require the Company to adjust the prices of products to stay competitive. Failure to continue competing successfully could reduce sales, operating margins, and overall financial performance.

The Company’s Business Operations May Be Adversely Affected by Information Systems Interruptions or Cybersecurity Intrusions.

The Company depends on various information technologies to administer, store, and support multiple business activities. If these systems are damaged, cease to function properly or are subject to cyber-security attacks, such as those involving unauthorized access, malicious software and/or other intrusions, the Company could experience production downtimes, operational delays, other detrimental impacts on operations or the ability to provide products and services to its customers, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of the Company’s systems or networks, financial losses from remedial actions, loss of business or potential liability, penalties, fines and/or damage to the Company’s reputation. While the Company attempts to mitigate these risks by employing a number of measures, including having hired an IT manager with cyber security expertise, who reports directly to our management team, employee training, technical security controls and maintenance of backup and protective systems, the Company’s systems, networks, products, and services remain potentially vulnerable to known or unknown threats, any of which could have a material adverse effect on the Company and its financial condition or results of operations. Further, given the unpredictability, nature, and scope of cyber-security attacks, it is possible that potential vulnerabilities could go undetected for an extended period. We have currently not been subject to material cybersecurity breaches in our supply chain, software, or services used in our products, services, or business. A severe future cybersecurity incident in our supply chain could however reduce sales, operating margins, and overall financial performance.

With the strategy establishing and expanding our defense subsidiary, which may become involved in defense contracting, we may face increased cyber and security threats that can range from attacks common to most industries, but could have even greater financial or reputational impact, to advanced persistent threats on our defense programs, which could involve information that is considered a matter of national security.

We are dependent on the availability of raw materials, parts, and components used in our products.

While the Company manufactures certain parts and components used in its products, the Company also requires substantial amounts of raw materials and purchases certain parts and components from suppliers. The availability of and prices for raw materials, parts and components may be subject to curtailment or change due to, among other things, suppliers’ allocations to other purchasers, interruptions in production by suppliers, including due to geopolitical or civil unrest, unfavorable economic or industry conditions, labor disruptions, supply chain disruptions, catastrophic weather events, natural disasters, the occurrence of a contagious disease or illness, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect the Company and its financial condition, results of operations and cash flow. For instance, the war in Ukraine affected the geopolitical stability in Serbia. Consequently, the company postponed the production of electric vehicles in Serbia temporarily until after the Serbian election and kept our manufacturing of E-Raptor range of commercial electric Utility Vehicles in the UAE to mitigate the risk for operational and supply chain disruptions. ILUS commenced the production after the Serbian election and expects the first E-Raptor 6x6 models to roll off the Kragujevac production line in 2024. We cannot assure in the future that such incidents can significantly affect our supply chain and impact our financial and operational outlook.

Our long-term success depends, in part, on our ability to operate and expand internationally, and our business is susceptible to risks associated with international operations.

Currently, we maintain operations in the United States, the United Kingdom, the Republic of Serbia and the United Arab Emirates, and plan to continue our efforts to expand globally, in jurisdictions where we do not currently operate including. The Company expects international operations and export sales to continue to constitute the majority of our sales and assets in the foreseeable future.

Managing a global organization is difficult, time consuming and expensive, and any international expansion efforts that we undertake may not be profitable in the near or long term. Although we have operating experience in many foreign jurisdictions, we must still continue to make significant investments to build our international operations. The Company’s sales from international operations and sales from export are both subject in varying degrees to risks inherent in doing business outside the U.S. These risks include the following:

■	Costs, risks and uncertainties associated with tailoring our services in international jurisdictions as needed to better address both the needs of customers, and the threats of local competitors;

■	Risks of economic instability, including due to inflation;

■	Uncertainties in forecasting revenues and expenses in markets where we have not previously operated;

■	Costs and risks associated with local and national laws and regulations governing the industries in which we operate, health and safety, climate change and sustainability, and labor and employment;

■	Operational and compliance challenges caused by distance, language, and cultural differences;

■	Costs and risks associated with compliance with international tax laws and regulations;

■	Costs and risks associated with compliance with the U.S. Foreign Corrupt Practices Act and other laws in the United States related to conducting business outside the United States, as well as the laws and regulations of non-U.S. jurisdictions governing bribery and other corrupt business activities;

■	Costs and risks associated with human trafficking, modern slavery and forced labor reporting, training and due diligence laws and regulations in various jurisdictions;

■	Being subject to other laws and regulations, including laws governing online advertising and other Internet activities, email and other messaging, collection and use of personal information, ownership of intellectual property, taxation and other activities important to our online business practices;

■	Currency exchange rate fluctuations and restrictions on currency repatriation;

■	Competition with companies that understand the local market better than we do or that have preexisting relationships with regulators and customers in those markets;

■	Adverse effects resulting from the U.K.’s exit from the European Union (commonly known as “Brexit”)

■	Reduced or varied protection for intellectual property rights in some countries;

■	Disruption of operations from labor and political disturbances;

■	Withdrawal from or renegotiation of international trade agreements and other restrictions on the trade between the United States and other countries;

■	Changes in tariff and trade barriers; and

■	geopolitical events, including natural disasters, climate change, public health issues, political instability (such as war between Ukraine and Russia), terrorism, insurrection, or war.

Entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity is subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability and could instead result in increased costs without a corresponding benefit. We cannot guarantee that our international operations or expansion efforts will be successful.

Any of these events as well as related events not aforementioned, could have a materially adverse impact on the Company and its operations.

Uncertainty Related to Environmental Regulation and Industry Standards, as well as Physical Risks of Climate Change, Could Impact the Company’s Results of Operations and Financial Position.

Increased public awareness and concern regarding environmental risks, including global climate change, may result in more international, regional and/or federal requirements or industry standards to reduce or mitigate global warming and other environmental risks. New climate change laws and regulations could require the Company to change its manufacturing processes or obtain substitute materials that may cost more or be less available for its manufacturing operations. Various jurisdictions in which the Company does business have implemented, or in the future could implement or amend, restrictions on emissions of carbon dioxide or other greenhouse gases, limitations or restrictions on water use, the production of single use plastics, regulations on energy management and waste management and other climate change-based rules and regulations, which may increase the Company’s expenses and adversely affect its operating results. In addition, the physical risks of climate change may impact the availability and cost of materials, sources and supply of energy, product demand and manufacturing and could increase insurance and other operating costs. The expected future increased worldwide regulatory activity relating to climate change could expand the nature, scope, and complexity of matters that the Company is required to control, assess, and report. If environmental laws or regulations or industry standards are either changed or adopted and impose significant operational restrictions and compliance requirements upon the Company, its suppliers, its customers or its products, or the Company’s operations are disrupted due to physical impacts of climate change on the Company, its customers or its suppliers, the Company’s business, results of operations and financial condition could be adversely impacted.

Significant Movements in Foreign Currency Exchange Rates May Harm the Company’s Financial Results.

The Company is exposed to fluctuations in foreign currency exchange rates, particularly with respect to the Euro, British Pound, Indian Rupee, UAE Dirham and Serbian Dinar. Any significant change in the value of the currencies of the countries in which the Company does business against the U.S. Dollar could affect the Company’s ability to sell products competitively and control its cost structure, which could have a material adverse effect on results of operations.

A Significant or Sustained Decline in Commodity Prices Could Negatively Impact the Levels of Expenditures by Certain of the Company’s Customers.

Demand for the Company’s products depends, in part, on the level of new and planned expenditures by certain of its customers. The level of expenditures by the Company’s customers is dependent on, among other factors, general economic conditions, availability of credit, economic conditions within their respective industries and expectations of future market behavior. The Company’s profitability may be adversely affected during any periods of unexpected or rapid increases in interest rates and volatility in commodity prices, including oil, can negatively affect the level of these activities and especially impact our Industrial & Manufacturing division and can result in postponement of capital spending decisions or the delay or cancellation of existing orders. The ability of the Company’s customers to finance capital investment and maintenance may also be affected by the conditions in their industries. Reduced demand for the Company’s products could result in the delay or cancellation of existing orders or lead to excess manufacturing capacity, which unfavorably impacts the absorption of fixed manufacturing costs. This reduced demand could have a material adverse effect on the Company and its financial condition and results of operations.

We are dependent on financing for the continuation of our operations.

It can at times be difficult to predict our capital needs on a monthly, quarterly, or annual basis. Our future is dependent upon our ability to obtain profitable operations or financing. We reserve the right to seek additional funds through private placements of our common stock and/or through debt financing. We do not have financing in place at this time for all future planned acquisitions. We may not have access to financing or on terms that are acceptable to us. Any lack of funds from operations or fundraisings for any shortage could be detrimental to our ability to continue operations and negatively impact us and our financial condition, results of operations and cash flow.

Risks Related to Legal, Accounting and Regulatory Matters

The Sale of our Products Involves Potential Product Liability and Related Risks that Could Expose us to Significant Insurance and Loss Expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles for our insurances we have with Firebug Group, Georgia Fire and Bull Head Products and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages. Georgia Fire, Bull Head Products and Firebug all have General Liability Cover.

Failure by us to Maintain the Proprietary Nature of our Technology, Intellectual Property and Manufacturing Processes Could Have a Material Adverse Effect on our Business, Operating Results, Financial Condition, Stock Price, and on our Ability to Compete Effectively.

We principally rely upon patent, trademark, copyright, trade secret and contract law to establish and protect our proprietary rights. There is a risk that claims allowed on any patent licenses or trademarks we hold may not be broad enough to protect our technology. In addition, our patent licenses or trademarks may be challenged, invalidated or circumvented and we cannot be certain that the rights granted thereunder will provide competitive advantages to us. Moreover, any current or future issued or licensed patents, or trademarks, or currently existing or future developed trade secrets or know-how may not afford sufficient protection against competitors with similar technologies or processes, and the possibility exists that certain of our already issued patents or trademarks may infringe upon third party patents or trademarks or be designed around by others. In addition, there is a risk that others may independently develop proprietary technologies and processes, which are the same as, substantially equivalent, or superior to ours, or become available in the market at a lower price.

In addition, foreign laws treat the protection of proprietary rights differently from laws in the United States and may not protect our proprietary rights to the same extent as U.S. laws. The failure of foreign laws or judicial systems to adequately protect our proprietary rights or intellectual property, including intellectual property developed on our behalf by foreign contractors or subcontractors may have a material adverse effect on our business, operations, financial results, and stock price.

There is a risk that we have infringed or in the future will infringe patents or trademarks owned by others, that we will need to acquire licenses under patents or trademarks belonging to others for technology potentially useful or necessary to us, and that licenses will not be available to us on acceptable terms, if at all.

We may have to litigate to enforce our patents or trademarks or to determine the scope and validity of other parties’ proprietary rights. Litigation could be very costly and divert management’s attention. An adverse outcome in any litigation may have a severe negative effect on our financial results and stock price. To determine the priority of inventions, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office or oppositions in foreign patent and trademark offices, which could result in substantial cost and limitations on the scope or validity of our patents or trademarks.

We also rely on trade secrets and proprietary know-how, which we seek to protect by confidentiality agreements with our employees, consultants, service providers and third parties. There is a risk that these agreements may be breached, and that the remedies available to us may not be adequate. In addition, our trade secrets and proprietary know-how may otherwise become known to or be independently discovered by others.

Compliance with Changing Regulation of Corporate Governance and Public Disclosure May Result in Additional Expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we Fail to Comply with the Rules under the Sarbanes-Oxley Act Related to Accounting Controls and Procedures, or if Material Weaknesses or Other Deficiencies are Discovered in our Internal Accounting Procedures, our Stock Price Could Decline Significantly.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

Failure To Comply with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or Other Applicable Anti-bribery Laws Could Have an Adverse Effect on the Company.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. The Company’s policies mandate compliance with all anti-bribery laws. However, the Company operates in certain countries that are recognized as having governmental and commercial corruption. The Company’s internal control policies and procedures may not always protect it from reckless or criminal acts committed by employees or third-party intermediaries. Violations of these anti-bribery laws may result in criminal or civil sanctions, which could have a material adverse effect on the Company and its financial condition and results of operations.

Changes in Tax laws or Exposure to Additional Income Tax Liabilities Could have a Material Impact on our Company, the Results of Operations, Financial Conditions and Cash Flows.

We are subject to income taxes, as well as non-income-based taxes in the jurisdictions in which we operate, as well as jurisdictions such as the United States, in which we intend to have operations. The tax laws in these could change on a prospective or retroactive basis, and any such changes could adversely affect us and our effective tax rate.

Taxation regulation in territories around the world can also change very quickly, which may mean that all the implications for businesses may not have been fully thought through by the regulating authorities before final guidelines and laws are issued. Furthermore, any changes made by tax authorities, together with other legislative changes, to the mandatory sharing of company information (financial and operational) with tax authorities on both a local and global basis, could lead to disagreements between jurisdictions with respect to the proper allocation of profits between such jurisdictions. We therefore continuously monitor changes to tax regulation and double tax treaties between the territories in which we operate. We also maintain a comprehensive transfer pricing policy to govern the flow of funds between various tax territories.

We are further subject to ongoing tax audits in the various jurisdictions in which we operate. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, which could have a material impact on the business, financial condition, results of operations, and cash flows.

While we have recorded reserves for potential payments to various tax authorities related to uncertain tax positions, the calculation of such tax liabilities involves the application of complex tax regulations in many jurisdictions. Therefore, any dispute with a tax authority may result in payment that is significantly different from our estimates. If the payment proves to be less than the recorded reserves, the reversal of the liabilities would generally result in tax benefits being recognized in the period when we determine the liabilities to be no longer necessary. Conversely, if the payment proves to be more than the reserves, we could incur additional charges, and these could have a materially adverse effect on the business, financial condition, results of operations, and cash flows.

Laws and Regulations Governing International Business Operations Could Adversely Impact Our Company.

The US Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), and the Bureau of Industry and Security at the US Department of Commerce (“BIS”) administer certain laws and regulations that restrict US persons and, in some instances, non-US persons, in conducting activities, transacting business with, or making investments in certain countries, governments, entities and individuals subject to US economic sanctions.

Our international operations subject us to these laws and regulations, which are complex, restrict business dealings with certain countries, governments, entities, and individuals, and are constantly changing. Further restrictions may be enacted, amended, enforced, or interpreted in a manner that materially impacts our operations. From time to time, certain subsidiaries have limited business dealings in countries subject to comprehensive sanctions.

Certain of our subsidiaries sell products, and may provide related services, to distributors and other purchasing bodies in such countries. These business dealings represent an insignificant amount of our consolidated revenues and income but expose us to a heightened risk of violating applicable sanctions regulations. Violations of these regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment.

We have established policies and procedures designed to assist with compliance with such laws and regulations. However, there can be no assurance that these will prevent us from violating these regulations in every transaction in which we may engage. As such a violation could adversely affect our reputation, business, financial condition, results of operations and cash flows.

General Risk Factors

The Company’s Success Depends on Its Executive Management and Other Key Personnel.

The Company’s future success depends to a significant degree on the skills, experience and efforts of its executive management and other key personnel and their ability to provide the Company with uninterrupted leadership and direction. The loss of the services of any of the executive officers or a failure to provide adequate succession plans for key personnel could have an adverse impact on the Company. The availability of highly qualified talent is limited and the competition for talent is robust. However, the Company provides long-term equity awards and certain other benefits for its executive officers which provides incentives for them to make a commitment to the Company. The Company’s future success will depend on its ability to have adequate succession plans in place and to attract, retain and develop qualified personnel. A failure to efficiently replace executive management members and other key personnel and to attract, retain and develop new qualified personnel could have an adverse effect on the Company’s operations and implementation of its strategic plan.

Challenges with Respect to Labor Availability Could Negatively Impact the Company’s Ability to Operate or Grow the Business.

The Company’s success depends in part on the ability of its businesses to proactively attract, motivate, and retain a qualified and highly skilled workforce in an intensely competitive labor market. A failure to attract, motivate and retain highly skilled personnel could adversely affect the Company’s operating results or its ability to operate or grow the business. Additionally, any labor stoppages or labor disruptions, including due to geopolitical unrest, unfavorable economic or industry conditions, catastrophic weather events, natural disasters or the occurrence of a contagious disease or illness could adversely affect the Company’s operating results or its ability to operate or grow the business.

Risks Related to our Management and Control Persons

Our largest shareholder and director, Nicolas Link holds substantial control over the company and is able to influence all corporate matters, which could be deemed by shareholders as not always being in their best interests.

Nicolas Link, our Chairman of the Board of Director own 150,753,425 common shares equivalent to 70.3% of the common shares and 350,000 series B shares without voting but converting into 350,000,000 common shares both held in Ilustrato Pictures International, Inc. If the Series B shares were converted Mr. Link would have voting rights of 88.8% through Ilustrato Pictures International, Inc. in which Mr. Link has voting and dispositive control

By virtue of his ownership of common stock and preferred stock, Mr. Link is able to exercise significant influence over all matters requiring approval by our stockholders, including the election of directors, the approval of significant corporate transactions, and any change of control of our company.

Our officers and directors are located outside of the U.S., so it will be difficult to effect service of process and enforcement of legal judgments upon our officers and directors.

Our officers and directors are located outside of the United States and reside in the U.A.E and U.K. As a result, it may be difficult to effect service of process within the United States and enforce judgments of the US courts obtained against our executive officers and directors. Particularly, our shareholders may not be able to:

●	Effect service of process in the U.S. on any of our officers and directors;

●	Enforce judgments obtained in U.S. courts against our officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

●	Enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; and

●	Bring an original action in a court in the U.A.E or U.K. to enforce liabilities against any of our officers and directors based upon the U.S. federal securities laws.

We are dependent on the continued services of our Director and Chairman and if we fail to keep them or fail to attract and retain qualified senior executives and key technical personnel, our business may not be able to expand.

We are dependent on the continued availability of Chairman, Nicolas Link and Director, John-Paul Backwell, and the availability of new executives to implement our business plans. The market for skilled employees is highly competitive, especially for employees in our industry. Although we expect that our planned compensation programs will be intended to attract and retain the employees required for us to be successful, there can be no assurance that we will be able to retain all our key employees or a sufficient number to execute our plans, nor can there be any assurance we will be able to continue to attract new employees as required.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

In the future we may be subject to litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. To date, we have not obtained directors and officers liability (“D&O”) insurance, but the company is currently investigating and plans to obtain one. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

Our Officers and Key Personnel may voluntarily terminate their relationship with us at any time, and competition for qualified personnel is lengthy, costly, and disruptive.

If we lose the services of our officers and key personnel and fail to replace them if they depart, we could experience a negative effect on our financial results and stock price. The loss and our failure to attract, integrate, motivate, and retain additional key employees could have a material adverse effect on our business, operating and financial results and stock price.

Certain of our officers and directors have other business pursuits that might interfere with their work on our business.

Our key management and board are also represented on the management and board of ILUS and QIND, ILUS’ subsidiary. Our Chairman and CEO Nicolas Link is also the Chairman of the Board of Directors of Dear Cashmere Holding Co. (DRCR), the Chairman of the Board of Directors of CGrowth Capital, Inc. CGRA and the Chairman of the Board of Directors of Ilustrato Pictures International Inc. (ILUS) where he also holds the voting control. As a result, at certain points in time, these jointly represented companies may have members of key management and board concentrate their efforts on transactions that focus on one company over the other, which collectively would not amount to work for our company on a full-time basis. Dear Cashmere Holding Co. and CGrowth Capital, Inc. are however not affiliated with SAML or any of its subsidiaries and each public company are independently responsible for its own funding. We estimate that our key management will spend an average of 20% of their time on the company’s Subsidiary QIND and 80% on the parent company ILUS and the Company. This and other conflicts of interest may arise between us and our officers and director in that they have other business interests currently, with respect to SAML, and in the future to which they devote their attention, such as in the case of acquisitions, and they may be expected to continue to do so although management time must also be devoted to our business. These competing interests could disrupt focus of our key management and board. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with each officer or director’s understanding of his or her fiduciary duties to our company.

Currently we have only one officers and two directors. We will seek to add additional officers and/or directors with industry experience and when the proper personnel are located and terms of employment are mutually negotiated and agreed, and we have sufficient capital resources and cash flow to make such appointments.

In an effort to resolve such potential conflicts of interest as between ILUS, SAML and QIND, our officers and director have agreed that any opportunities that they are aware of independently or directly through their association with us would be presented by them solely to ILUS, before determining whether to include the opportunities in SAML or QIND or another subsidiary.

In general, our officer and directors are required to present business opportunities to ILUS, which may include SAML or QIND, if:

●	ILUS could financially undertake the opportunity through SAML, QIND; and

●	the opportunity is aligned with the business of SAML, QIND.

Potential investors should also be aware of the following potential conflicts of interest:

None of our officers or director is required to commit his or her full time to our company and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to the combination.

Below is a table summarizing the entities to which our executive officers and director currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Affiliation
Nicolas Link	ILUS QIND DRCR CGRA SAML	Director & CEO Director Director Director Director
John-Paul Backwell	ILUS QIND SAML	Managing Director CEO CEO & Director

(1)	Each person has a fiduciary duty with respect to the listed entities next to their respective names. Each of our Officers only have employment contracts in ILUS and its Subsidiary QIND.

(2)	Each of the entities listed by trading symbol in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

We cannot provide assurances that our efforts to eliminate the potential impact of conflicts of interest will be effective. We are at risk that our officers and directors will favor their other business interest over the needs of our company. These competing business interests could interfere with our ability to successfully implement our business plan.

Risks Relating to our Common Stock

We may conduct offerings of our equity securities in the future, in which case your proportionate interest may become diluted.

We may be required to conduct equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If our common stock shares are issued in return for additional funds, the price per share could be lower than that paid by our current shareholders but with the aim to increase overall value for all shareholders. We anticipate continuing to rely on equity sales of our common stock shares in order to fund our business operations. If we issue additional common stock shares or securities convertible into shares of our common stock, your percentage interest in us could become diluted.

Our common stock price may be volatile and could fluctuate, which could result in substantial losses for investors.

Our common stock is quoted on the OTC Pink Market under the symbol, “SAML.” The market price of our common stock is likely to be volatile and could fluctuate in price in response to various factors, many of which are beyond our control, including:

●	government regulation of our Company and operations.

●	the establishment of partnerships.

●	intellectual property disputes.

●	additions or departures of key personnel.

●	sales of our common stock.

●	our ability to integrate operations, technology, products and services.

●	our ability to execute our business plan.

●	operating results below expectations.

●	loss of any strategic relationship.

●	industry developments.

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could cause our stock price to fall.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the contractual and securities law restrictions on resale of such common stock lapse, or after those shares become registered for resale pursuant to an effective registration statement, the trading price of our common stock could decline. As of March 26, 2023, a total of 213,730,601 shares of our common stock were outstanding. Of those shares, 53,027,521 are currently without restriction, in the public market. Upon the effectiveness of any registration statement, we could elect to file with respect to any outstanding shares of common stock, any sales of those shares or any perception in the market that such sales may occur could cause the trading price of our common stock to decline.

The issuance of shares of our common stock upon conversion or exercise of preferred stock, warrants and convertible notes, will dilute ownership to existing shareholders and may cause our stock price to fall.

Any issuance of additional common stock by us in the future as a result of the conversion or exercise of warrants, convertible notes, preferred stock or debt settlements would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have issued shares of our common stock, as well as other securities such as warrants, convertible notes, preferred stock or debt settlements, which are convertible into shares of our common stock, in financing transactions that are deemed to be “restricted securities,” as that term is defined in Rule 144 promulgated under the Securities Act. From time to time, certain of our shareholders or derivative security holders may be eligible to sell all or some of their restricted shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. The resale pursuant to Rule 144 of shares acquired from us in private transactions could cause our stock price to decline significantly.

We have never declared or paid any cash dividends or distributions on our capital stock.

We have never declared or paid any cash dividends or distributions on our capital stock. While we may not anticipate paying a dividend in the short-term and we currently intend to retain short-term earnings for growth, we may do so in the medium to long-term future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock market in general, have experienced extreme price and volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of the companies involved. If these fluctuations occur in the future, the market price of our shares could fall regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. If the market price or volume of our shares suffers extreme fluctuations, then we may become involved in this type of litigation, which would be expensive and divert management’s attention and resources from managing our business.

As a public company, we may also from time to time make forward-looking statements about future operating results and provide some financial guidance to the public markets. Projections may not be timely made and set at expected performance levels and could affect the price of our shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is currently deemed a “penny stock,” which makes it more difficult for our investors to sell their shares. The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and

●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Risks Relating to Our Company and Industry

The success of our business depends on our ability to maintain and enhance our reputation and brand.

We believe that our reputation in our industry is of significant importance to the success of our business. A well-recognized brand is critical to increasing our customer base and, in turn, increasing our revenue. Since the industry is highly competitive, our ability to remain competitive depends to a large extent on our ability to maintain and enhance our reputation and brand, which could be difficult and expensive. To maintain and enhance our reputation and brand, we need to successfully manage many aspects of our business, such as cost-effective marketing campaigns to increase brand recognition and awareness in a highly competitive market. We cannot assure you, however, that these activities will be successful and achieve the brand promotion goals we expect. If we fail to maintain and enhance our reputation and brand, or if we incur excessive expenses in our efforts to do so, our business, financial conditions and results of operations could be adversely affected.

In the event that we are unable to successfully compete in our industry, we may not see lower profit margins

We face substantial competition in our industry. Due to our smaller size, it can be assumed that some of our competitors have greater financial, technical, and other competitive resources. Accordingly, these competitors may have already begun to establish superior technologies in our industry. We will attempt to compete against these competitors by developing technology that exceed what is offered by our competitors. However, we cannot assure you that our technology will outperform competing technology, or that our competitors will not develop new products or services that exceed what we provide. In addition, we may face competition based on price. If our competitors lower the prices on their products, then it may not be possible for us to market our products at prices that are economically viable. Increased competition could result in:

●	Lower than projected revenues;

●	Price reductions and lower profit margins.

Any one of these results could adversely affect our business, financial condition, and results of operations.

In addition, our competitors may develop competing products that achieve greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Our inability to achieve sales and revenue due to competition will have an adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully manage growth, our operations could be adversely affected.

Our progress is expected to require the full utilization of our management, financial and other resources. Our ability to manage growth effectively will depend on our ability to improve and expand operations, including our financial and management information systems, and to recruit, train and manage personnel. There can be no absolute assurance that management will be able to manage growth effectively.

If we do not properly manage the growth of our business, we may experience significant strains on our management and operations and disruptions in our business. Various risks arise when companies and industries grow quickly. If our business or industry grows too quickly, our ability to meet customer demand in a timely and efficient manner could be challenged. We may also experience development delays as we seek to meet increased demand for our services and platform. Our failure to properly manage the growth that we or our industry might experience could negatively impact our ability to execute on our operating plan and, accordingly, could have an adverse impact on our business, our cash flow and results of operations, and our reputation with our current or potential customers.

We may fail to successfully integrate acquisitions or otherwise be unable to benefit from pursuing acquisitions.

We believe there are meaningful opportunities to grow through acquisitions and joint ventures across all service categories and we expect to continue a strategy of selectively identifying and acquiring businesses with complementary services. We may be unable to identify, negotiate, and complete suitable acquisition opportunities on reasonable terms. There can be no assurance that any business acquired by us will be successfully integrated with our operations or prove to be profitable to us. We may incur future liabilities related to acquisitions. Should any of the following problems, or others, occur as a result of our acquisition strategy, the impact could be material:

●	difficulties integrating personnel from acquired entities and other corporate cultures into our business; difficulties integrating information systems;

●	the potential loss of key employees of acquired companies;

●	the assumption of liabilities and exposure to undisclosed or unknown liabilities of acquired companies; or the diversion of management attention from existing operations.

The elimination of monetary liability against our directors, officers and employees under our Articles of Incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers, and employees.

Our Articles of Incorporation contain provisions that eliminate the liability of our directors for monetary damages to our Company and shareholders. Our bylaws also require us to indemnify our officers and directors. We may also have contractual indemnification obligations under our agreements with our directors, officers, and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers, and employees that we may be unable to recoup. These provisions and resulting costs may also discourage our company from bringing a lawsuit against directors, officers, and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers, and employees even though such actions, if successful, might otherwise benefit our Company and shareholders.

We provide integrated project management services in the form of long-term, fixed price contracts that may require us to assume additional risks associated with cost over-runs, operating cost inflation, labor availability and productivity, supplier and contractor pricing and performance, and potential claims for liquidated damages.

We provide integrated project management services outside our normal discrete business in the form of long-term, fixed price contracts. Some of these contracts are required by our customers, primarily international oil companies and defense companies. These services include acting as project managers as well as service providers and may require us to assume additional risks associated with cost over-runs. These customers may provide us with inaccurate information in relation to their reserves, which is a subjective process that involves location and volume estimation, that may result in cost over-runs, delays, and project losses. In addition, our customers often operate in countries with unsettled political conditions, war, civil unrest, or other types of community issues. These issues may also result in cost over-runs, delays, and project losses.

Providing services on an integrated basis may also require us to assume additional risks associated with operating cost inflation, labor availability and productivity, supplier pricing and performance, and potential claims for liquidated damages. We rely on third-party subcontractors and equipment providers to assist us with the completion of these types of contracts. To the extent that we cannot engage subcontractors or acquire equipment or materials in a timely manner and on reasonable terms, our ability to complete a project in accordance with stated deadlines or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. These delays and additional costs may be substantial, and we may be required to compensate our customers for these delays. This may reduce the profit to be realized or result in a loss on a project.

We may experience unexpected supply shortages.

We distribute products from a wide variety of manufacturers and suppliers. Nevertheless, in the future we may have difficulty obtaining the products we need from suppliers and manufacturers as a result of unexpected demand or production difficulties. Also, products may not be available to us in quantities sufficient to meet our customer demand. Our inability to obtain sufficient products from suppliers and manufacturers, in sufficient quantities, could have a material adverse effect on our business, results of operations and financial condition. For instance, the war in Ukraine affected the geopolitical stability in Serbia. Consequently, the company postponed the production of electric vehicles in Serbia temporarily until after the Serbian election and kept our manufacturing of E-Raptor range of commercial electric Utility Vehicles in the UAE to mitigate the risk for operational and supply chain disruptions. ILUS commenced the production after the Serbian election and expects the first E-Raptor 6x6 models to roll off the Kragujevac production line in 2024. We cannot assure in the future that such incidents can significantly affect our supply chain and impact our financial and operational outlook.

A substantial decrease in the price of steel could significantly lower our gross profit or cash flow.

We distribute many products manufactured, some of which may contain steel and, as a result, our business may be significantly affected by the price and supply of steel. When steel prices are lower, the prices that we charge customers for products may decline, which affects our gross profit and cash flow. The steel industry as a whole is cyclical and at times pricing and availability of steel can be volatile due to numerous factors beyond our control, including general domestic and international economic conditions, labor costs, sales levels, competition, consolidation of steel producers, fluctuations in the costs of raw materials necessary to produce steel, import duties and tariffs and currency exchange rates. When steel prices decline, customer demands for lower prices and our competitors’ responses to those demands could result in lower sale prices and, consequently, lower gross profit or cash flow.

If steel prices rise, we may be unable to pass along the cost increases to our customers.

We maintain inventories of steel products to accommodate the lead time requirements of our customers. Accordingly, we purchase steel products in an effort to maintain our inventory at levels that we believe to be appropriate to satisfy the anticipated needs of our customers based upon historic buying practices, contracts with customers and market conditions. Our commitments to purchase steel products are generally at prevailing market prices in effect at the time we place our orders. If steel prices increase between the time, we order steel products and the time of delivery of such products to us, our suppliers may impose surcharges that require us to pay for increases in steel prices during such period. Demand for the products we distribute, the actions of our competitors, and other factors will influence whether we will be able to pass such steel cost increases and surcharges on to our customers, and we may be unsuccessful in doing so.

We are subject to increased risks associated with our investments in emerging markets, particularly in the Middle East region and specifically in the United Arab Emirates. These risks encompass significant political, social, and economic uncertainties in the region. Given the volatile nature of these markets, instabilities in these regions could significantly adversely affect the value of our investments.

Almost all of ILUS’s operations are conducted, and almost of its assets are, as at the date of this document, located in the UAE, which is defined as an emerging market. While most of the countries in which ILUS conducts business have historically not been affected by political instability, there is no assurance that any political, social, economic or market conditions affecting such countries in the Middle East region generally (as well as outside the Middle East region because of interrelationships within the global financial markets) would not have a material adverse effect on our business, results of operations and financial condition.

Specific risks in these countries and the Middle East region that may have a material impact on our business, results of operations and financial condition include:

●	ongoing macroeconomic uncertainty and disruption due to the COVID-19 pandemic;

●	an increase in inflation and the cost of living;

●	a devaluation in the currency of any country in which ILUS has operations;

●	external acts of warfare and civil clashes or other hostilities involving nations in the region;

●	governmental actions or interventions, including tariffs, protectionism and subsidies;

●	difficulties and delays in obtaining governmental or other approvals, new permits and consents for our operations or renewing existing ones;

●	potential lack of transparency or reliability in jurisdictions where ILUS operates;

●	cancellation of contractual rights;

●	lack of infrastructure;

●	expropriation or nationalization of assets;

●	inability to repatriate profits and/or dividends;

●	continued regional political instability and unrest, including government or military regime change, riots or other forms of civil disturbance or violence, including through acts of terrorism;

●	military strikes or the outbreak of war or other hostilities involving nations in the region;

●	a material curtailment of the industrial and economic infrastructure development that is currently underway across the Middle East region;

●	increased government regulations, or adverse governmental activities, with respect to price, import and export controls, the environment, customs and immigration, capital transfers, foreign exchange and currency controls, labor policies, land and water use and foreign ownership;

●	changing tax regimes, including the imposition of taxes in currently tax favorable jurisdictions;

●	arbitrary, inconsistent or unlawful government action, including capricious application of tax laws and selective tax audits;

●	limited availability of capital or debt financing; and

●	slowing regional and global economic environment.

Any unexpected changes in the political, social, economic or other conditions in which ILUS operates or neighboring countries may have a material adverse effect on our business, results of operations and financial condition.

It is not possible to predict the occurrence of events or circumstances such as or similar to those outlined above or the impact of such occurrences and no assurance can be given that ILUS would be able to sustain its current profit levels if such events or circumstances were to occur.

Investors should also be aware that emerging markets are subject to greater risks than more developed markets, including in some cases significant legal, economic and political risks. Accordingly, investors should exercise particular care in evaluating the risks involved and must decide for themselves whether, in light of those risks, their investment is appropriate. Generally, investment in developing markets is only suitable for sophisticated investors who fully appreciate the significance of the risks involved.

We are exposed to risks from potentially unpredictable legal and regulatory environments in the UAE and Middle East region.

ILUS currently operates in an emerging market economy in the UAE, which are in various stages of developing institutions and legal and regulatory systems that are not yet as fully matured and as established as those of Western Europe and the United States. Some of these countries are also in the process of transitioning to a market economy and, as a result, are experiencing changes in their economies and their government policies (including, without limitation, policies relating to foreign ownership, repatriation of profits, property and contractual rights and planning and permit granting regimes) that may affect our business in those countries. Such countries are also characterized by less comprehensive legal and regulatory environments and systems. Existing laws and regulations may be applied inconsistently with anomalies in their interpretation or implementation. Such anomalies could affect our ability to enforce its rights under its contracts or to defend its business against claims by others.

There can be no assurance that if laws or regulations were imposed on the products and services offered by SAML it would not increase its costs, impact the costs that are associated with buying properties in Dubai and internationally, adversely affect the way in which SAML conducts its business or otherwise have a material adverse effect on its results of operations and financial condition.

Any of the above factors, alone or in combination, may have a material adverse effect on our business, results of operations and financial condition.

We are exposed to risks arising from potential changes in the UAE’s visa legislation, which could adversely impact the business operations.

A federal decision No. 281 of 2009 issued by the Minister of the Interior in May 2009 (the “Resolution”), which came into effect on 1 June 2009, standardized the terms of residency permits issued to expatriate residential property owners across the UAE. The decree allows expatriate property owners to apply for renewable multiple-entry visas with a validity of six months. The residency permit does not entitle the holder to work in the UAE and is in effect a long-term visit visa. In order to successfully apply for the new permit, expatriate property owners must satisfy certain criteria, including a minimum property valuation of at least AED 1 million, earning thresholds and the maintenance of appropriate insurance. While the Resolution was passed with the intention of standardizing the previous rules and stimulating the domestic market, it is not possible to assess whether the Resolution has had a positive or negative effect on levels of foreign investment in the UAE market. Separately, the Government, through the Dubai Land Department, has introduced a two-year residency visa for residential property owners in Dubai, and, while the criteria for obtaining this residency visa is similar to the residency permit, it provides the holder with UAE residency status, allowing the individual to obtain an Emirates ID card and a UAE driving license as well as to sponsor dependents (subject to meeting the relevant criteria for dependent sponsorship). The Government has introduced other new visa measures to make the UAE more appealing to investors, entrepreneurs, skilled personnel and outstanding students, including the 10-year “Golden” visa. However, any restrictive changes to the UAE’s visa policies may discourage foreign nationals from investing in the UAE, which would have an adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with potential unlawful or arbitrary governmental actions in the UAE, which could negatively impact our operations and financial performance.

Governmental authorities in the UAE in which some of ILUS’s subsidiaries operates may have a high degree of discretion and, at times, act selectively or arbitrarily, without hearing or prior notice, and sometimes in a manner that is contrary to law or influenced by political or commercial considerations. Such governmental action could include, among other things, the withdrawal of building permits, the expropriation of property without adequate compensation or the forcing of business acquisitions, combinations or sales. Any such action taken may have a material adverse effect on our business, results of operations and financial condition.

We are subject to the risk of international sanctions, which could significantly impact our business activities, results of operations and financial condition.

European, US and other international sanctions have in the past been imposed on companies engaging in certain types of transactions with specified countries or companies or individuals in those countries. Companies operating in certain countries in the Middle East region have been subject to such sanctions in the past. The UAE are not subject to such sanctions as at the date of this transition report. The terms of legislation and other rules and regulations which establish sanctions regimes are often broad in scope and difficult to interpret.

If the UAE were in the future to violate European, US or international sanctions, penalties could include a prohibition or limitation on the UAE’s ability to conduct business in certain jurisdictions or to access the US or international capital markets. Any such sanction could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Samsara Luggage Inc. has an office at 135 East 57th Street Suite 18-130, New York, NY 10022, USA. The cost per month is $5,000 and is renewed annually in May. We believe that our current leased property is above our needs and will from May 2024 have a virtual office at the same loacation.

Bull Head Products Inc., The Vehicle Converters and BCD Fire, has a lease at $3000/month, on a month-to-month basis. The property located at 87 Thorngrove Pike, Kodak Tennessee, 37764, USA.  has an 8k sq. ft. building used for the manufacture of aluminum truck beds. Bull Head Products Inc. plans to move to a bigger premises to facilitate growth, but there is currently a shortage of industrial buildings for lease with our required minimum of 15k sq. ft. at a reasonable price per square foot (current average rate $17.50/sq. ft.).

Firebug Group has a factory with 14k sq. ft located at Warehouse G04, 79th Street, DIRC Warehouse Complex, DIP 2, Dubai, United Arab Emirates with lease payments of $ 3630/month with the right but not the obligation to renew annually on March 28 of each year.

Georgia Fire & Rescue Supply has a lease of $6,375 per month renewable on April 10, 2024. The property is 9,250 sq. ft., and used as a warehouse, offices and a section to service and repair tools used in the fire and rescue range of products. The property is located at 107 P Rickman Industrial Drive, Canton, Georgia, 30115, USA.

AL Shola Al Modea Safety and Security LLC leases and operates facilities from the following two locations:

●	Head Office, Hamsah Bld - A 112 Zaa’beel St - Al Karama, Dubai, United Arab Commercial space of 594 sqm, Price AED 26,112.00, renewed annually on March 1

●	112 Zabeel Road, 1st Floor, Hamsah Building Block A, Dubai, United Arab Office space of 113 sqm, Price AED 89,700.00, renewed annually on May 10.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our Common Stock

Our common stock is quoted on the OTC Pink market system. The Common Stock, which had previously traded through the close of business on November 11, 2019 under the ticker symbol “DAVC,” commenced trading on the OTC Pink under the ticker symbol “SAML” on November 12, 2019. Following the Company’s reverse stock split, the Common Stock received a new CUSIP number, 79589J200, and is currently quoted on the OTC Pink.

On March 22, 2023, the last trading day before the date of this Annual Report, the closing sale price of the Common Stock on OTC Pink was $0.03 per share.

While our Common Stock is quoted on the OTC Pink market system, there is a limited public market for the shares of our common stock, and little to no trades of our common stock to date have taken place. Any quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Shareholders of Record

As of March 26, 2024, there were 169 stockholders of record holding 213,730,601 shares of common stock with others held in street name.

Recent Sales of Unregistered Securities

From January 1, 2022, to December 31, 2022, we made the following issuances:

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

From January 1, 2023, to December 31, 2023, we made the following issuances:

On January 20, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 10,000 shares of Series A Preferred Stock into 219,710 shares of Common Stock of the Company.

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

On April 10, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 7,020 shares of Series A Preferred Stock into 290,402 shares of Common Stock of the Company.

On May 17, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,350 shares of Series A Preferred Stock into 305,654 shares of Common Stock of the Company.

On May 26, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,400 shares of Series A Preferred Stock into 307,828 shares of Common Stock of the Company.

On June 14, 2023, the Company issued 833,333 shares of Common Stock to Atara Dzikowski on the Company as Stock based compensation with a fair value of $23,417.

On June 14, 2023, the Company issued 833,333 shares of Common Stock to David Dahan on the Company as Stock based compensation with a fair value of $23,417.

On June 7, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,400 shares of Series A Preferred Stock into 335,842 shares of Common Stock of the Company.

On June 13, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,950 shares of Series A Preferred Stock into 354,183 shares of Common Stock of the Company.

On June 22, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 8,850 shares of Series A Preferred Stock into 455,388 shares of Common Stock of the Company.

On July 3, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 8,000 shares of Series A Preferred Stock into 476,405 shares of Common Stock of the Company.

On July 26, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,250 shares of Series A Preferred Stock into 501,894 shares of Common Stock of the Company.

On September 27, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 4,464 shares of Series A Preferred Stock into 520,000 shares of Common Stock of the Company.

On September 28, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 4,464 shares of Series A Preferred Stock into 520,000 shares of Common Stock of the Company.

On december 13, 2023, Enza International exercised its option to convert the Convertible Note principal in into 1,150,000 shares of Common Stock of the Company. The fair market value of the shares was $11,615.

On december 14, 2023, Sky Holdings exercised its option to convert the Convertible Note principal in into 1,150,000 shares of Common Stock of the Company. The fair market value of the shares was $9,200.

The sales and issuances of the securities described below were made pursuant to the exemptions from registration contained in Section 4(a)(2) of the Securities Act and Regulation D under the Securities Act. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Use of Proceeds from the Sale of Registered Securities

None.

ITEM 6. [Reserved]

We are not required to provide the information required by this item because we are a smaller reporting company.

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

Overview

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On the January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note filed as an exhibit to this Form 10-K. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

New Business Direction — Emergency Response Tecnologies

As a result of the transaction and change in control, the Company is now focused on the global public safety sector. Historically, the company has evolved out of the firefighting technology and emergency response sector mainly through the development and manufacture of Emergency Response Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial Electric Vehicles (EV’s), and IoT Technology. The Company also intends to acquire complimentary companies, which have disruptive technology, strong management and potential for accelerated growth, which may benefit from the cross pollination of territories, products, and skills offered by our current group companies.

We seek to pursue and execute acquisitions which compliment and accelerate our growth strategy We believe that we have a clear acquisition strategy in place, targeting acquisitions which add technology and manufacturing capability as well as routes to market while driving long-term value creation for shareholders.

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced.

In line with the change in control and business direction, our Company is currently in the process of changing its name to Emergency Response Tecnologies Inc. with the the preferred ticker “RESQ”.

Factors Affecting Our Performance

The primary factors affecting our results of operations include:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the war in Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand of our products range. In addition, the impact of taxes and fees can have a dramatic effect on the availability, lead-times and costs associated with raw materials and parts for our product range.

Our purchases are discretionary by nature and therefore sensitive to the availability of financing, consumer confidence, and unemployment levels among other factors and are affected by general U.S. and global economic conditions, which create risks that future economic downturns will further reduce consumer demand and negatively impact our sales.

While less economically sensitive than the Emergency Response sector, the Industrial and Manufacturing sectors are also impacted by the overall economic environment. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

Impact of Acquisitions

Historically, a significant component of our growth has been through the acquisition of businesses in our targeted sectors. We typically incur upfront costs as we incorporate and integrate acquired businesses into our operating philosophy and operational excellence. This includes the consolidation of supplies and raw materials, optimized logistics and production processes, and other restructuring and improvements initiatives. The benefits of these integration efforts may not positively impact our financial results in the short-term but has historically positively impacted medium to long-term results.

We recognize acquired assets and liabilities at fair value. This includes the recognition of identified intangible assets and goodwill. In addition, assets acquired, and liabilities assumed generally include tangible assets, as well as contingent assets and liabilities.

Outlook

In the first half of 2024, SAML plans to complete additional Emergency Response Technologies acquisitions, as well as integrate these acquisitions into the group. We are presently manufacturing in the United States, United Arab Emirates, United Kingdom and Republic of Serbia. The company is currently focused on increasing the manufacturing, sales and marketingcapability of its emergency response products in the United States. Further, the company is focussed on expanding its fire protection install and maintenance capacity in the Middle East while simultaneously completing the production of the companies E-Raptor commercial electric vehicles at the facility outside Belgrade in Serbia. SAML is also in the process of completing the acquisition of an autonomous vehicle manufacturer which manufactures specialized unmanned vehicles for the defense and wider public safety sectors.

SAML is currently in the process of uplisting to a National Exchange which is expected in the first half of 2024 through Reverse Take-Ove with a Special Purpose Vehicle currently on a National Exchange.

Results of Operations

Year ended December 31, 2023, compared to the year ended December 31, 2022

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand our historical results of operations during the periods presented and our financial condition. The company will file a form 8-k/A with audited pro forma financials within 71 days from the February 23, 2024, transaction. The audited pro forma combined statements of operations and balance sheet for the year ended December 31, 2023, give effect to the Emergency Response Technologies acquisition as if it had occurred on January 1, 2023.

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the year ended December 31, 2023, totaled $361,000, compared to $1,171,000 for the year ended December 31, 2022. The increase in the total revenue is mainly due to the decreased demand for the products and a decrease in marketing activities.

Costs of Revenue

Costs of revenue consists of the purchase of raw materials and the cost of production. Cost of revenues during the year ended December 31, 2023, totaled $208,000, compared to $822,000 for the year ended December 31, 2022.

Gross Profit

During the year ended December 31, 2023, Gross Profit totaled $153,000, representing a Gross Profit margin of 42%. During the year ended December 31, 2022, Gross Profit totaled $349,000, representing a Gross Profit margin of 30%.

Operating Expenses

Operating expenses totaled $652,000 during the year ended December 31, 2023, compared to $1,722,000 during the year ended December 31, 2022. The decrease is due to a decrease in General and Administrative of $454,000 and in Sales and Marketing of $616,000. The decrease in Sales and Marketing are due primarily to the shift to sales and marketing activities relating to the launch of the new products in 2022. The decrease in General and Administrative is due primarily to decreases in share-based compensation and professional fees.

Financing Income (expenses)

Financing expense totaled $227,000 during the year ended December 31, 2023, compared to a financing expense of $1,033,000 during the year ended December 31, 2022. The decrease in the financing expenses is mainly due to the gains from reversal of derivative liabilities in 2023. See further explained in the financial footnotes.

Net Loss

We incurred a net loss of $144,000 for the year ended December 31, 2023, as compared to a net loss of $2,406,000 for the year ended December 31, 2022. The net income is mainly due to the gains from reversal of derivative liabilities in 2023.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2023, the Company has $12,000 of cash, total current assets of $0 due to write off, and total current liabilities of $2,064,000, creating a working capital deficit of $2,052,000. As of December 31, 2022, the Company has $168,000 of cash, total current assets of $345,000, and total current liabilities of $2,320,000, creating a working capital deficit of $1,975,000.

Net cash used in operating activities was $227,000 for the year ended December 31, 2023, as compared to cash used in operating activities of $904,000 for the year ended December 31, 2022. The Company’s primary uses of cash have been for professional support and marketing expenses and working capital purposes. The decrease has primarily been due to cash preservation preparing for a change in control of the company.

Net cash used in investing activities was $0 for the year ended December 31, 2023, as compared to net cash used in investing activities of $0 for the year ended December 31, 2022.

Net cash provided by financing activities was approximately $71,000 for the year ended December 31, 2023, as compared to approximately $245,000 for the year ended December 31, 2022. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of this filing. Management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

The Company’s Debt Obligations as of March 26, 2024 (including convertible and promissory notes):

Note owner	Issue date	Maturity Date	*Amount $
Enza International Ltd.	12/12/2023	12/12/2024	123,085
Sky Holdings LLC	12/12/2023	12/12/2024	562,800
Mechtech Industrial Ltd.	12/12/2023	12/12/2024	32,063
1800 Diagonal Lending LTD	01/23/2024	10/30/2024	112,717
TOTAL			830,665

*	The convertible and promissory notes are described in financial footnotes and included in the exhibits. Amounts are remaining principal amounts and excludes interest.

Going Concern

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item 8 are included in this Annual Report following Item 15 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 15d-15, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the year ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists the names, ages and positions of the individuals who serve as executive officers and directors of Samsara:

Name	Age	Position(s)
Nicolas Link	42	Chairman of the Board
John-Paul Backwell	42	Chief Executive Officer and Director

Nicolas Link

Mr. Nicolas Link, Executive Chairman, 43, combines over 20 years of experience in the manufacturing and technology industries holding several senior management positions, including Founder, CEO, Strategic Advisor and Chairman positions. From 2003 until 2011, Mr. Link was Founder and CEO of Jewel Saffire Products Ltd, a company developing and integrating water mist technologies into firefighting solution. Since 2014, Mr. Link has served as the CEO of Firebug Group, a company focused on developing, manufacturing, and distributing firefighting products across the globe. Since 2014, he has also served as CEO of FB Fire Technologies Ltd (Firebug), an acquisition company. In 2020, Mr. Link became a Strategic Advisor for Ilustrato Pictures International Inc, “ILUS” and since 2021, Mr. Link has been the Chief Executive Officer, and Chairman of the Board of Directors, leading the company’s strategic and synergetic mergers and acquisitions initiatives. On May 28, 2022, ILUS acquired the majority of Quality Industrial Corp. “QIND”, where Mr. Link where Mr. Link, became the Chairman of the board of directors. On December 7, 2022, Mr. Link was appointed as CEO and Chairman of the Board of Directors for CGrowth Capital Inc, “CGRA” an innovation and growth orientated company focused on the acquisition and consolidation of disruptive technology and product businesses in the sports industry. He resigned as CEO on May 15, 2023. Mr. Link also currently holds the position as Chairman of the Board of Directors at Dear Cashmere Holding Co “DRCR”., a company in the gambling and betting sector. Mr. Link holds a Marketing Diploma from Damelin College, South Africa.

John-Paul Backwell

Mr. John-Paul Backwell, Chief Executive Officer and Director, 43, has more than 23 years of experience in the development and leadership of global teams, predominantly in the fields of Manufacturing and Technology. From 2000 through 2014, Mr. Backwell held several Sales Manager and Regional Sales Director roles before taking on the role of Global Sales Director of FireBug Group, a company focused on developing, manufacturing, and distributing firefighting products across the globe, from 2014 through to 2019. From 2019 until mid-2021, he was a Non-Executive Director of ConnectNow, a Software-as-a-Service technology company, and Managing Director of Detego Global, a British Company that develops digital forensics, case management and endpoint monitoring solutions for military, law enforcement and corporate customers around the world. Mr. Backwell currently serves as a Non-Executive Director of FB Fire Technologies Ltd (FireBug). From 2021 to present, Mr. Backwell was Managing Director of Ilustrato Pictures International, Inc. From 2022 to present, Mr. Backwell has been the Chief Executive Officer of Quality Industrial Corp. He is also a Director of Emergency Response Technologies Inc, a public safety mergers and acquisitions company. He has a Bachelor of Arts degree in English Language and Literature/Letters from Stellenbosch University.

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

Code of Ethics & Insider Trading Policy

We have adopted a Code of Ethics & Insider Trading Policy which applies to our executive officers, directors, and employees. A copy is filed as Exhibits to this form 10-K and is available upon written request to the Company.

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

As of December 31, 2023, we did not make any material changes to the procedures by which our shareholders may recommend nominees to our Board.

Employment Arrangements

None of our officers, directors, or employees are party to employment agreements with the Company. The Company has no pension, health, annuity, bonus, insurance profit sharing or similar benefit plans; however, the Company may adopt such plans in the future. There are no personal benefits available for directors, officers or employees of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table shows, for the twelve months ended December 31, 2023 and December 31, 2022, compensation awarded or paid to, or earned by, our Chief Executive Officer, our Chief Technical Officer, and our Chief Financial Officer:

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Atara Dzikowski	2023	100,000	0	23,417	0	0	0	0	123,417
(CEO)	2022	100,000	0	0	0	0	0	0	100,000
David Dahan	2023	0	0	23,417	0	0	0	0	23,417
(CTO)	2022	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 26, 2023, we had 213,730,601 of common stock outstanding. The following table sets forth, as of March 26, 2023, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current Directors and executive officers, and by all of the Company’s Directors and executive officers as a group.

Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Number of Common Shares Owned	Percent	Number of Series B Shares Owned	Percent
Nicolas Link* (Director)	150,753,425	70.5%	350,000	99,3%
John-Paul Backwell	0	0.0%	0	0.0%
Atara Dzikowski (Previous Director and CEO)	4,427,576	2.1%	0	0.0%
David Dahan (Previous Director and CTO)	1,094,242	0.5%	0	0.0%
Directors and officers as a group (4 persons)	156,275,243	73.1%	350,000	99.3%

*Includes 150,753,425 common shares and 350,000 series B shares converting into 350,000,000 common shares held in Ilustrato Pictures International, Inc. in which Mr. Link has voting and dispositive control.

Change in Control

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On the January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note filed as an exhibit to this Form 10-K. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

In line with the change in control and business direction, our Company is currently in the process of changing its name to Emergency Response Tecnologies Inc. with the the preferred ticker “RESQ”. As a result of these transactions, the Company is now focused on adding shareholder value through innovation and growth. The company has acquired and incorporated businesses in the global public safety and technology, engineering, and manufacturing industries. Historically, the company has evolved out of the public safety sector mainly through the development and manufacture of Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. The Company also intends to acquire complimentary companies, which have disruptive technology and strong management and potential for rapid growth that may benefit from cross pollination of territories, products, and skills offered by our other group companies.

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

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the fiscal period ended December 31, 2023. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock options, and no restricted stock units if any, held by our named executive officers vested during the fiscal period ended December 31, 2023. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Except as set forth below, none of our named executive officers had any outstanding stock or option awards as of December 31, 2023. The Company has not issued any awards to its named executive officers. The Company and its board may grant awards as it sees fit to its employees as well as key consultants and other outside professionals.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as disclosed below, or included in the section titled Executive Compensation, there have been no transactions involving the Company since the beginning of the last fiscal year, or any currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

Fees	December 31, 2023	December 31, 2022
Audit Fees	$23,500	$22,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

In each of the last two fiscal years ended December 31, 2023 and 2022, there were no fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A, for professional services rendered by the principal account for tax compliance, tax advice, and tax planning, for products and services provided by the principal accountant, other than the services reported in Item 9(e)(1) through 9(d)(3) of Schedule 14A.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and financial statement schedules

(We have filed the exhibits listed on the accompanying Exhibit Index of this Form 10-K and below in this Item 15:

(a)	Financial Statements

(b)	Exhibits required by Item 601 of Regulation S-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

SAMSARA LUGGAGE, INC.

To the Board of Directors and Stockholders of Samsara luggage Inc.

Opinion on the Financial Statements

We have audited the accompanying the balance sheets of Samsara luggage Inc. (“the Company”) as of December 31, 2022 and the related statements of operations, changes in stockholders’ deficit and cash flows, for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going concern- refer to note 1 of the financial statements

Critical audit matter description

The Company raised substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in our Audit

The primary procedures we performed to address this critical audit matter included the following: (i) We evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management’s plans that are intended to mitigate the effect of such conditions or events and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

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

/s/ Elkana Amitai CPA

We have served as the Company’s auditor since 2023.

Mitzpe Netofa, Israel

PCAOB ID: 6816

April 3, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Samsara Luggage, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Samsara Luggage, Inc. (the Company) as of December 31, 2023, the related statements of income, changes in stockholders’ equity, and cash flows for the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material aspects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the period ended December 31, 2023, in conformity with accounting principles, generally accepted in the United States of America.

The financial statements of Samsara Luggage, Inc. as of December 31, 2022, were audited by other auditors whose report dated April 03, 2023, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are as described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E: usa@pipara.com naman@pipara.com

Critical Audit Matter

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

Cancellation of Old Convertible Notes and Issuance of New Convertible Notes

Description of the Matter:

The audit identified a significant matter pertaining to the cancellation of old convertible notes and the issuance of new convertible notes by the company, as detailed in Notes 4 of the financial statements. In the prior period, the company issued convertible notes that resulted in derivative liabilities being recognized in the financial statements. During the financial year 2023, the company undertook the cancellation of these old notes and entered into agreements to issue new notes to the clients

How We Addressed the Matter in Our Audit:

Our audit approach to this critical matter involved a review of the cancelled old notes, reversal of the derivative liabilities associated with old notes. Subsequently, we audited the issuance of the new notes, the valuation methodologies employed by the company to evaluate that no derivative liability was to be recognized in the financial statements for the reporting period. This involved a meticulous review of the fair valuation method utilized for the new notes, evaluating its compliance with the accounting standards and accurate treatment of the derivative liabilities. Ultimately, our audit procedures confirmed the accounting treatment for both the cancellation of old notes and the issuance of new notes in the company’s financial statements.

For, Pipara & Co LLP (6841)

We have served as the Company’s auditor since 2024

Place: Ahmedabad, India

Date: April 01, 2024

New York Office: 1270, Ave of Americas, Rockfeller Center, FL7, New York – 10020, USA	Corporate Office: “Pipara Corporate House” Near Bandhan Bank Ltd., Netaji Marg, Law Garden, Ahmedabad - 380006	Mumbai Office: #3, 13th floor, Tradelink, ‘E’ Wing, A - Block, Kamala Mills, Senapati Bapat Marg, Lower Parel, Mumbai - 400013	Delhi Office: 1602, Ambadeep Building, KG Marg, Connaught Place New Delhi- 110001	Contact: T: +1 (646) 387 - 2034 F: 91 79 40 370376 E: usa@pipara.com naman@pipara.com

SAMSARA LUGGAGE, INC.

AUDITED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(U.S. dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	12	168
Accounts Receivables		1
Inventory		155
Other current assets		21
Total current assets	12	345

Property and Equipment, net		-
Total assets	12	345

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	327	47
Other current liabilities	146	285
Related party payables	193	121
Deferred revenue		6
Convertible notes and short-term loans (Note 4)	1,398	1,167
Fair Value of convertible component in convertible loan, net of discounts and debt issue costs (Note 3)		632
Note payable, net		61
Fair value of warrants issued in convertible loan		1
Total current liabilities	2,064	2,320
Long term Liabilities	0	0
TOTAL LIABILITIES	2,064	2,320

Mezzanine equity:
Convertible and redeemable preferred shares, $0.0001 par value, 1,000,000 shares authorized, 80,698 and 221,374 shares outstanding at December 31, 2023 and December 31, 2022, respectively	66	161

STOCKHOLDERS’ DEFICIT (Note 5)
Common stock subscribed
Common stock, authorized 7,500,000,000 shares, $0.0001 par value as of December 31, 2023 and December 31, 2022, respectively; 13,922,414 issued and outstanding as of December 31, 2023 and 4,406,312 issued and outstanding as of December 31, 2022.	1	-
Additional paid in capital	10,625	10,464
Accumulated deficit	(12,744)	(12,600)
Total stockholders’ deficit	(2,118)	(2,136)

Total liabilities and stockholders’ deficit	12	345

The accompanying notes are an integral part of these audited financial statements

SAMSARA LUGGAGE, INC.

AUDITED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2023	2022
	(U.S. dollars in thousands, except per share data)
Revenues from sales	361	1,171
Cost of sales	208	822
GROSS PROFIT	153	349

OPERATING EXPENSES
Research and development expenses		178
Selling and marketing expenses	213	651
General and administrative (Note 6)	439	893

TOTAL OPERATING EXPENSES	652	1,722

OPERATING LOSS	(499)	(1,373)

FINANCING INCOME (EXPENSES)
Interest on convertible loan and convertible note	227	1,243
Income (expenses) in respect of warrants issued and convertible component in convertible loan (Note 3)		(210)
Write off assets	79
TOTAL FINANCING INCOME (EXPENSE)	306	1,033
Reversal of derivative Liability	661
NET LOSS/INCOME	(144)	(2,406)

Basic and Diluted net loss per share	(0.00)	(0.84)

Weighted average number of basic and diluted common shares outstanding	9,043,866	2,858,961

The accompanying notes are an integral part of these audited financial statements

SAMSARA LUGGAGE, INC.

AUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Service	Accumulated	Stockholders’
	Shares (*)	Amount	Capital	Receivables	Deficit	Deficit
Balance December 31, 2021	2,055,487	-	9,852	(356)	(10,194)	(698)

Shares issued due to conversion of Convertible Note	1,933,045	-	395	-	-	395
		-
Issuance of shares to service provider	27,303	-	193	-	-	193
		-
Conversion of Preferred A Shares into common shares	390,477	-	24	-	-	24
		-
Amortization of services	-	-	-	356	-	356
		-
Net loss	-	-	-	-	(2,406)	(2,406)

Balance December 31, 2022	4,406,312	-	$10,464	-	(12,600)	(2,136)

Shares issued due to conversion of Convertible Note	2,300.000		21			21

Issuance of shares to management	1,666,666		46			46

Conversion of Preferred A Shares into common shares	5,549,436	1	95			96

Net Income					(144)	(144)

Balance December 31, 2023	$13,922,414	1			(12,744)	(2,118)

The accompanying notes are an integral part of these audited financial statements

SAMSARA LUGGAGE, INC.

AUDITED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023		2022
	(In thousands)
Cash Flows from Operating Activities:
Net loss		$(144)	$(2,406)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services			152
Amortization of services receivable			356
Interest on convertible note and short-term loan		227	1,090
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses		(694)	(210)
Depreciation			3
Changes in Operating Assets and Liabilities:
(Increase)/ decrease in Current assets		177	(30)
Increase/(decrease) in Current liabilities		207	141
Net Cash Used by Operating Activities		(227)	(904)

Cash Flows from Financing Activities:
Proceeds from loan received			185
Proceeds from issuance of capital		66
Proceeds from note payable		5	60
Repayments of long-term loans			-
Net Cash Provided by Financing Activities		71	245

Net Increase (Decrease) in Cash		(156)	(659)
Cash at Beginning of Period		168	827
Cash at End of Period		$12	$168
Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note		$2,300	$395
Conversion of Preferred A Shares to Common Stock		$5,549	$24
Issuance of Common stock against Accounts Payables	$		$41

The accompanying notes are an integral part of these audited financial statements

SAMSARA LUGGAGE, INC.

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On the January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note filed as an exhibit to this Form 10-K. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

New Business Direction — Emergency Response Tecnologies

As a result of these transactions, the Company is now focused in the global public safety and technology, engineering, and manufacturing industries. Historically, the company has evolved out of the public safety sector mainly through the development and manufacture of Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. The Company also intends to acquire complimentary companies, which have disruptive technology and strong management and potential for rapid growth that may benefit from cross pollination of territories, products, and skills offered by our other group companies. We seek to pursue and execute acquisitions which accelerate our growth strategy.

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced in the share purchase agreement.

●	Firebug Mechanical Equipment LLC (Firebug Group – U.A.E.) was incorporated on May 8, 2017. ILUS acquired 100% of this company on January 26, 2021, under a signed Share Purchase Agreement. This company is engaged in the business of research and development of firefighting technologies as well as the manufacturing firefighting equipment and firefighting vehicles for its customers in the Middle East, Asia, and Africa.

●	Georgia Fire & Rescue Supply LLC (Georgia Fire) was incorporated on the January 21, 2003. ILUS acquired 100% of this company on March 31, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution and servicing/maintenance of Firefighting, Rescue and Emergency Medical Services equipment.

●	Bright Concept Detection and Protection System LLC (BCD Fire) was incorporated on March 18, 2014. ILUS acquired 100% of this company on April 13, 2021, in connection a signed Share Purchase Agreement. This company is engaged in the business of sales, distribution, installation and maintenance of Fire Protection and Security systems.

●	Bull Head Products Inc. was incorporated on June 8, 2007. ILUS acquired 100% of this company on January 1, 2022, under a signed Share Purchase Agreement. This company is engaged in the business of manufacturing of aluminum truck beds and brush truck skid units for firefighting purposes including wildland firefighting.

●	The Vehicle Converters (TVC) was incorporated in 2006. ILUS owns 100% of the company. Ownership was transferred to ILUS after ILUS acquired the brand name, intellectual property, and employees of the company on March 25, 2022. Following ongoing due diligence which determined that the company was in a difficult financial position due to the Covid-19 pandemic, ILUS agreed to take ownership of the company from previous management in order to restructure and rebuild it so that it would cooperate with Firebug Mechanical Equipment LLC out of Dubai, United Arab Emirates. This company is engaged in the business of specialist vehicle conversions and as planned, collaborates closely with Firebug Mechanical Equipment LLC to deliver converted vehicles to their customers. This transaction is classified as an acquisition of an assembled workforce rather than a business acquisition

●	Emergency Response Technologies, Inc. This company was incorporated by ILUS on February 22, 2022, as the company’s Emergency Response Subsidiary. This company is engaged in the business of public safety and emergency response focused mergers and acquisitions.

●

E-Raptor. This company was incorporated by ILUS as the company’s Commercial Electric Utility Vehicle manufacturer on February 22, 2022. This company is engaged in the business of manufacturing electric utility vehicles for the emergency response, agricultural, industrial, hospitality and transport sectors.

●	AL Shola Al Modea Safety and Security LLC is a fire safety company registered in the United Arab Emirates. The company has signed a Share Purchase Agreement to acquire 51% control of AL Shola Al Modea Safety and Security LLC (ASSS) on December 13, 2022.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of SAML and all of its majority — owned or controlled subsidiary are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

Use of estimates

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

The Company’s Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP). The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect reported amounts and related disclosures. On an ongoing basis, management evaluates and updates its estimates. Management employs judgment in making its estimates but they are based on historical experience and currently available information and various other assumptions that the Company believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from those estimates. Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair value of financial instruments

The carrying value of cash, accounts payable, warrants, accrued expenses, and debt, short term as well as long term, is recorded at fair value. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1.	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2.	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily available pricing sources for comparable instruments.

●	Level 3.	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606).

The principal activity of the Company is to engage in general trading, manufacturing and fabrication or steel and steel products and mainly manufacturing of pressure vessels, tanks, heat exchangers and construction of storage tanks and piping. Revenue from contracts with customers is recognized when control of the goods or services are transferred to the customer at an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company has generally concluded that it is the principal in its revenue arrangements because it typically controls the goods or services before transferring them to the customer.

Stock-based compensation

The Company recognizes all stock-based compensation using the fair value provisions prescribed by ASC Topic 718, Compensation - Stock Compensation. Accordingly, compensation costs for awards of stock-based compensation settled in shares are determined based on the fair value of the share-based instrument at the time of grant and are recognized as expense over the vesting period of the share-based instrument, net of estimated forfeitures.

In accordance with ASC 718, the Company will generally apply the same guidance to both employee and non-employee share-based awards. However, the Company will also follow specific guidance for share-based awards to non-employees related to the attribution of compensation cost and the inputs to the option-pricing model for expected term. Non-employee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

The Company calculates the fair value of option grants and warrant issuances utilizing the Binomial pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeiture” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. The Company estimates forfeiture rates for all unvested awards when calculating the expenses for the period. In estimating the forfeiture rate, the Company monitors both stock option and warrant exercises as well as employee termination patterns. The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the period in which the Company expects to receive the benefit, which is generally the vesting period.

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Particulars (	December 31, 2023	December 31, 2022
Basic and diluted EPS*
Numerator
Net income/(loss)	(144)	(2,406)
Net Income attributable to common stockholders	(144)	(2,406)
Denominator
Weighted average shares outstanding	9,043,866	2,858,961
Number of shares used for basic EPS computation	13,922,414	4,406,312
Basic EPS	(0.00)	(0.84)
Number of shares used for diluted EPS computation*	14,148,966	4,632.864
Diluted EPS	(0.00)	(0.84)

*	Includes 226,552 issued warrants.

Income taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740-10-50, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created as major income of the company belongs to the subsidiary, which is registered in income tax-free jurisdiction since the losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant, The profits of a foreign subsidiary corporation are ordinarily not subject to tax in the United States as in accordance with the general Internal Revenue Service rule, foreign subsidiaries are not considered U.S. corporations even if they are wholly owned.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them are expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Management evaluated all relevant conditions and events that are reasonably known or reasonably knowable, in the aggregate, as of the date the consolidated financial statements are issued and determined. The Company’s ability to continue as a going concern is dependent on the Company’s ability to continue to generate sufficient revenues and raise capital within one year from the date of filing.

SAML has planned future acquisitions, and we intend to disclose these acquisitions, as they happen, in our ongoing reports with the Securities and Exchange Commission. Over the next twelve months management plans to use borrowings and security sales to mitigate the effects of cash flow deficits; however, no assurance can be given that debt or equity financing, if and when required, will be available.

NOTE 4 – CONVERTIBLE NOTES

In the latter part of the fourth quarter of 2023, YAII PN, LTD transferred ownership of its notes/debentures to three distinct investors. These notes were acquired under similar terms, with the remaining the principal and accrued interest. Subsequently, on December 13, 2023, the company reissued convertible notes to the investors and retired existing SAML 3-1-1, 4-1-1 and 4-2-3 notes. The new notes and Debenture were issued with the remaining Principal and Accumulated Interest and at a fixed conversion price of $0.004 and filed as exhibits to this form 10-K In response to this fixed conversion price, the company amended its accounting policy and reversed the derivative liability previously recorded in its financial records.

Under the revised policy, the company records convertible notes/debentures as a liability on its balance sheet as convertible notes payable. In the event of a conversion, the company will record the transaction by transferring the carrying amount of the liability component (the convertible note payable) to equity and balance is recognized in accordance with fair market value as additional paid-in capital.

Following is overview of the history pertaining to notes/debentures payable:

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

Details of Convertible notes/Debentures outstanding as of December 31, 2023:

1.	One-year convertible debenture reissued on December 12, 2023, in the principal amount of $627,400 to Enza International ltd. The debenture bears interest at 10% per annum. All principal along with accrued interest on the debenture is convertible into shares of our common stock at a fixed conversion price equal to $0.0040 per share.

2.	One-year convertible debenture reissued on December 12, 2023, in the principal amount of $187,685 to Sky Holdings Limited. The debenture bears interest at 10% per annum. All principal along with accrued interest on the debenture is convertible into shares of our common stock at a fixed conversion price equal to $0.0040 per share.

3.	One year convertible debenture reissued on December 12, 2023, in the principal amount of $82,663 to Mechtech Industrial (Asia) Limited. The debenture bears interest at 10% per annum. All principal along with accrued interest on the debenture is convertible into shares of our common stock at a fixed conversion price equal to $0.0040 per share.

4.	A convertible debenture dated December 12, 2021, in the principal amount of $500,000 issued to YAII PN ltd. The debenture bears interest at 10% per annum. This debenture was subsequently purchased on January 3, 2024 by ILUS International see note under subsequent events.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

From January 1, 2022, to December 31, 2022, we made the following issuances:

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

From January 1, 2023, to December 31, 2023, we made the following issuances:

On January 20, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 10,000 shares of Series A Preferred Stock into 219,710 shares of Common Stock of the Company.

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

On April 10, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 7,020 shares of Series A Preferred Stock into 290,402 shares of Common Stock of the Company.

On May 17, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,350 shares of Series A Preferred Stock into 305,654 shares of Common Stock of the Company.

On May 26, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,400 shares of Series A Preferred Stock into 307,828 shares of Common Stock of the Company.

On June 14, 2023, the Company issued 833,333 shares of Common Stock to Atara Dzikowski on the Company as Stock based compensation with a fair value of $23,417.

On June 14, 2023, the Company issued 833,333 shares of Common Stock to David Dahan on the Company as Stock based compensation with a fair value of $23,417.

On June 7, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,400 shares of Series A Preferred Stock into 335,842 shares of Common Stock of the Company.

On June 13, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,950 shares of Series A Preferred Stock into 354,183 shares of Common Stock of the Company.

On June 22, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 8,850 shares of Series A Preferred Stock into 455,388 shares of Common Stock of the Company.

On July 3, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 8,000 shares of Series A Preferred Stock into 476,405 shares of Common Stock of the Company.

On July 26, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 6,250 shares of Series A Preferred Stock into 501,894 shares of Common Stock of the Company.

On September 27, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 4,464 shares of Series A Preferred Stock into 520,000 shares of Common Stock of the Company.

On September 28, 2023, and pursuant to the SPA, the Preferred A Investor exercised its option to convert 4,464 shares of Series A Preferred Stock into 520,000 shares of Common Stock of the Company.

On December 13 2023,1,150,000 common stock were issued to Enza International pursuant to a convertible note, with a fair market value of $11,615.

On December 14 2023,1,150,000 common stock were issued to Sky Holdings pursuant to a convertible note, with a fair market value of $11,615.

The following summarizes the Common Stock activity for the year ended December 31, 2023, and 2022:

Summary of common stock activity	December 31, 2023	December 31, 2022
Balance, January 1	4,406,312	2,055,487
Shares issued due to conversion of Notes	2,300,000	1,933,045
Stock based compensation Management	1,666,666	-
Stock based compensation service providers	-	27,303
Conversion of Preferred A Shares into common shares	5,549,436	390,477
Balance, December 31	13,922,414	4,406,312

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

NOTE 6 – GENERAL AND ADMINISTRATIVE EXPENSES

	Year ended December 31	Year ended December 31
	2023	2022
	(U.S. dollars in thousands)
Professional fees	188	172
Share based compensation	46	508
Management fees	100	100
Other expenses	105	113
	$439	$893

NOTE 7 – RELATED PARTY

Related Parties Payable

	December 31, 2023	December 31, 2022
	(U.S. dollars in thousands)
Related Parties Payable due to management fee	$186	$119
Related Parties Payable due to research and development	7	2
Total	$193	121

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued and the following subsequent events took place.

On January 3, 2024, Ilustrato Pictures International Inc. acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in Samsara Luggage Inc. (SAML). On the January 5, 2024, SAML reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

On January 16, 2024, we issued 15,000,000 common stock to Enza International pursuant to a convertible note dated December 12, 2023, with a fair market value of $501,000.

On January 18, 2024, we issued 1,150,000 common stock to Mechtech International pursuant to a convertible note dated December 12, 2023, with a fair market value of $40,595.

On January 26, 2024, we issued 1,714,286 common stock to Kyle Edward Comerford pursuant to a Share Purchase Agreement dated December 12, 2023, for an aggregate purchase price of $30,000.

On February 2, 2024, we issued 1,666,667 common stock to Atara Feiglin Dzikowski pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $41,667.

On Feburary 5, 2024, we issued 15,000,000 common stock to Sky Holdings pursuant to a convertible note dated December 12, 2023, with a fair market value of $586,500.

On Feburary 7, 2024, we issued 1,714,286 common stock to Cameron Canzellarini pursuant to a Share Purchase Agreement dated December 12, 2023, for an aggregate purchase price of $50,000.

On February 21, 2024, we issued 11,150,000 common stock to Mechtech International pursuant to a convertible note dated December 12, 2023, with a fair market value of $281,750

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests.

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced.

On February 28, 2024, we issued 2,500 Safir Series B stock to Sanjeeb Safir pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $62,750.

On March 15, 2024, we issued 1,666,667 common stock to Atara Feiglin Dzikowski pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $41,667.

On March 28, 2024, the company entered into an Asset Purchase Agreement of the luggage company’s legacy assets with Atara Feiglin Dzikowski. The legacy assets had an audited book value of $78,754.69 as of December 31, 2023, consisting of luggage inventory and cash or cash equivalents. The consideration paid by the Buyer for the sale of the legacy assets was a cancellation of 1,666,666 common stock granted for consultancy in an agreement dated January 8, 2024. Further a liability of $186,200 to Ms. Dzikowski was settled as part of the consideration for the legacy assets purchase.

Exhibit No.	Description
2.1	Merger Agreement, dated May 10, 2019, among the Company, Avraham Bengio, and Samsara Luggage, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on May 10, 2019 and incorporated herein by reference).
3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form S-1 (File No. 333-176969) filed on September 23, 2011 and incorporated herein by reference).
3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.3	Articles of Merger (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
3.4	Amended Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 14, 2019 and incorporated herein by reference).
3.5	Certificate of Change to Articles of Incorporation (filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on March 22, 2021 and incorporated herein by reference).
3.6	Certificate of Change to the Articles of Incorporation Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on March 22, 2021).
3.7	Certificate of Amendment to the Company’s Articles of Incorporation, dated July 6, 2022 (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on July 7, 2022).
3.8	Certificate of Designation of Series A Preferred Stock, dated May 17, 2022 (incorporated by reference to the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 19, 2022).
3.9*	Certificate of Designation of Series B Preferred Stock, filed with the United States Securities and Exchange Commission on February 6, 2024.
10.1	Securities Purchase Agreement, dated June 5, 2019, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 7, 2019 and incorporated herein by reference).
10.2	Form of Share Purchase Agreement, signed on September 26, 2019, between the Company and investors who invested $500,000 in the Company (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 2, 2019 and incorporated herein by reference).
10.3	Assignment and Assumption Agreement, dated as of November 12, 2019, between the Company and Avraham Bengio (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2019 and incorporated herein by reference).
10.4	License Agreement dated as of July 18, 2019, between the Company and Sterling/Winters Company, a California corporation, doing business as Meharey MIVI LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on February 3, 2020 and incorporated herein by reference).
10.5	Securities Purchase Agreement, dated June 25, 2020, between the Company and Power Up Lending Group Ltd. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on June 29, 2020 and incorporated herein by reference).

10.6	Securities Purchase Agreement, dated September 3, 2020, between the Company and YAII PN, Ltd. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.7	Form of Convertible Debenture between the Company and YAII PN, Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.8	Form of Warrant to Purchase Common Stock between the Company and YAII PN, Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2020 and incorporated herein by reference).
10.9	Securities Purchase Agreement, signed April 6, 2021, between Samsara Luggage, Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.10	Form of Convertible Debenture (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.11	Form of Warrant to Purchase Common Stock (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on April 7, 2021)
10.12	Securities Purchase Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.13	Convertible Debenture, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.14	Registration Rights Agreement, dated June 7, 2021, between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on June 10, 2021)
10.15	Securities Purchase Agreement, dated December 14, 2021, by and between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2021)
10.16	Convertible Debenture, dated December 14, 2021, by and between the Company and YA II PN Ltd. (incorporated by reference into the Company’s Form 8-K filed with the United States Securities and Exchange Commission on December 14, 2021)
10.17	Series A Preferred Stock Purchase Agreement, dated as of May 17, 2022, by and between Samsara Luggage, Inc. and 1800 Diagonal Lending LLC (incorporated by reference to the Company’s Form 8-K filed with the United States Securities and Exchange Commission on May 19, 2022).
10.18*	Assignment Agreement, dated as of November 29, Enza International Ltd and YAII PN, Ltd.
10.19*	Assignment Agreement, dated as of November 29, Sky Holdings Ltd and YAII PN, Ltd.
10.20*	Assignment Agreement, dated as of November 29, Mechtech Industrial Ltd. and YAII PN, Ltd.
10.21*	Reissuance of note, dated as of December 12, 2023, Enza International Ltd.
10.22*	Reissuance of note, dated as of December 12, 2023 Sky Holdings Ltd.
10.23*	Reissuance of note, dated as of December 12, 2023, Mechtech Industrial Ltd.
10.24*	Assignment Agreement, dated as of January 3, 2024, ILUS International Inc. and YAII PN, Ltd.
10.25*	Reissuance of note, dated as of January 5, 2024, Enza International Ltd.
10.26*	Stock Purchase Agreement, dated as of January 12, 2024, Kyle Edward Comerford.
10.27*	Convertible Promissory Note, dated as of January 23, 2024, 1800 Diagonal Lending LLC.
10.28*	Stock Purchase Agreement, dated as of January 31, 2024, Cameron Canzellarini.
10.29	Stock Purchase Agreement, dated as of February 23, 2024, ILUS International Inc. (incorporated by reference to the Company’s Form 8-K filed with the United States Securities and Exchange Commission on February 27, 2024).
10.30*	Asset Purchase Agreement, dated as of March 28, 2024, Atara Dzikowski
14.1*	Code of Ethics.
14.2*	Insider Trading Policy.
31.1*	Section 302 Certification of the Sarbanes-Oxley Act of 2002 of John-Paul Backwell.
32.1*	Section 906 Certification of the Sarbanes-Oxley Act of 2002 of John-Paul Backwell.
101.INS	Inline XBRL Instance Document#
101.SCH	Inline XBRL Taxonomy Extension Schema Document#
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document#
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document#
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document#
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document#
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)#

*	Filed herewith

#	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA LUGGAGE, INC.
(Registrant)

Date: April 1, 2024	By:	/s/ John-Paul Backwell
John-Paul Backwell
Chief Executive Officer and Director