Form 10-Q
period 2024-03-31
Samsara Luggage, Inc.
filed 2024-05-31
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

Commission File Number: 000-56239

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act: None

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,730,601 common shares as of May 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023;

F-2	Consolidated Statements of Operations for the three months ended March 31, 2024, and 2023 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended March 31, 2024, and 2023 (Unaudited);

F-4	Consolidated Statements of Cash Flows for the three months ended March 31, 2024, and 2023 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2024, are not necessarily indicative of the results that can be expected for the full year.

1

SAMSARA LUGGAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

(Unaudited)

		March 31, 2024	December 31, 2023
		(U.S. dollars in thousands, except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	4	157	12
Inventory		892
Accounts Receivables		1,134
Related Party Receivables		799
Deposits, Prepayments, & Advances		133
Other current assets		160
Total current assets		3,275	12
Property and Equipment, net
NON-CURRENT ASSETS:
Property, Plant and Equipment		78
Capital Work-In-Progress		648
Long Term Investments		8,400
Goodwill		327
Total Non-Current Assets	5	9,454
Total Assets		12,729	12
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable		1,966	327
Other current liabilities		1,548	146
Related party payables		590	193
Convertible notes and short-term loans		1,304	1,398
Total current liabilities	6	5,407	2,064
Loan from ILUS		710
Other Non-Current Liabilities		153	0
Total Non-Current Liabilities	7	863	0
TOTAL LIABILITIES		6,270	2,064
STOCKHOLDERS’ Equity	8
Convertible and redeemable preferred A shares, $0.0001 par value, 1,000,000 shares authorized, 0 and 80,698 shares outstanding as of March 31, 2024, and December 31, 2023, respectively		0	0
Preferred B shares, $0.0001 par value, 1,000,000 shares authorized, 352,500 and 0 shares outstanding as of March 31, 2024, and December 31, 2023, respectively		35	0
Minority Interest		175	0
Common stock, authorized 7,500,000,000 shares, $0.0001 par value as of March 31, 2024, and December 31, 2023, respectively; 13,922,414 issued and outstanding as of December 31, 2023, and 4,406,312 issued and outstanding as of December 31, 2022.		20	1
Additional paid in capital		19,972	10,625
Accumulated deficit		(13,744)	(12,744)
Total stockholders’ equity (deficit)		6,459	(2,118)
Total liabilities and stockholders’ deficit		12,729	12

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

		For the Three Months Ended March 31,
		2024	2023

REVENUE		$1,099	248

COST OF GOODS SOLD		779	146

GROSS PROFIT		320	102

OPERATING EXPENSES
Research and development		0	38
Sales and marketing		2	70
General and administrative	9	1,232	114
TOTAL OPERATING EXPENSES		1,234	222

OPERATING LOSS		(914)	(120)

FINANCING INCOME (EXPENSES)
Interest expense		(4)	(113)
Income (expenses) in respect of warrants issued and convertible component in convertible loan, net interest expenses		(6)	(5)
TOTAL FINANCING INCOME (EXPENSES)		(10)	(118)
Depreciation & Amortization		69
NET LOSS		$(993)	$(238)
Net income Minority interests		7
Net income Parent		(1,000)
Per-share data
Basic loss per share		$(0.01)	$(0.05)
Diluted loss per share		$(0.00)	$(0.05)
Weighted average number of common shares outstanding		100,093,920	4,996,213

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock			Common Stock		Additional Paid-In	Minority	Accumulated	Total Stockholders’
		Amount		Shares	Amount	Capital	Interest	Deficit	Deficit
Balance December 31, 2023		$		13,922,414	$1	$10,626	$	$(12,744)	$(2,118)
Conversion of Notes into shares				191,903,425	19	756	-	-	775
Issuance of shares for Services				3,333,334	-	83		-	83
Issuance of shares for Cash				4,571,428	-	80	-		80
Minority interest							168		168
Issuance of Series B	352,500		35			8,428			8,463
Net Income							7	(1,000)	(993)
Balance March 31, 2024 (unaudited)	352,500		$35	213,730,601	$20	$19,972	$175	$(13,744)	$6,459

	Preferred Stock	Common Stock		Additional Paid-In	Minority	Accumulated	Total Stockholders’
	Amount	Shares	Amount	Capital	Interest	Deficit	Deficit
Balance December 31, 2022	$	4,406,312	$-	$10,464	$-	$(12,600)	$(2,136)
Conversion of Preferred A shares into common shares		1,481,840	1	40	-	-	41
Net Income		-	-	-	-	(238)	(238)
Balance March 31, 2023	$	5,888,152	$1	$10,504	$-	$(12,838)	$(2,333)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SAMSARA LUGGAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2024		2023
Cash Flows From Operating Activities
Net loss		$(993)	$(238)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation on Property, Plant & Equipment		69	-
Interest expense and amortization of debt discount			58
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses			6
Operating loss before working capital changes		(924)	(174)

Changes in working capital
Accounts receivable		(1,134)	(11)
Inventory		(892)	12
Prepaid and other current assets		(293)	19
Accounts payable		1,639	(4)
Other current liabilities		1,402	69
Deferred revenue			(2)
Related parties Payable		397	(4)
Related parties Receivable		(799)
Convertible notes and short-term loans		769
Net cash used in operating activities		165	(95)

Cash Flows From Investing Activities
Purchase of Property, Plant & Equipment		(795)
Acquisition of subsidiaries, net of cash acquired		(8,400)
Goodwill		(327)
Net cash used in Investing Activities		(9,523)	0

Cash flows from Financing Activities
Proceeds note payable			(16)
Proceeds from Issuance of Capital		9,503
Net cash generated in Financing Activities		9,503	(16)

Net change in cash and cash equivalents		145	(111)
Cash and cash equivalents, beginning of period		12	168
Cash and cash equivalents, end of period		$157	$57

Non-cash investing and financing activities
Common stock issued for conversion of convertible note and accrued interest		$-	$-
Conversion of Preferred A shares into Common stock	$		$41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note filed as an exhibit to the Company’s Form 10-K filed with the SEC on April 2, 2024. As a result of such conversion, ILUS acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

New Business Direction — Emergency Response Technologies

As a result of these transactions, the Company is now focused on the global public safety and technology, engineering, and manufacturing industries. Historically, the company has evolved out of the public safety sector mainly through developing and manufacturing Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. The Company also intends to acquire complementary companies with disruptive technology, strong management, and potential for rapid growth that may benefit from cross-pollination of territories, products, and skills offered by our other group companies. We seek to pursue and execute acquisitions that accelerate our growth strategy.

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

The consideration for the sale of the equity interests in the above mentioned companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced in the share purchase agreement.

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

●

The Vehicle Converters (TVC) was incorporated in 2006. ILUS owns 100% of the company. Ownership was transferred to ILUS after ILUS acquired the brand name, intellectual property, and employees of the company on March 25, 2022. Following ongoing due diligence which determined that the company was in a difficult financial position due to the Covid-19 pandemic, ILUS agreed to take ownership of the company from previous management in order to restructure and rebuild it so that it would cooperate with Firebug Mechanical Equipment LLC out of Dubai, United Arab Emirates. This company is engaged in the business of specialist vehicle conversions and as planned, collaborates closely with Firebug Mechanical Equipment LLC to deliver converted vehicles to their customers. This transaction is classified as an acquisition of an assembled workforce rather than a business acquisition.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of SAML and all of its majority-owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

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

Significant estimates include estimates used to review the Company’s, impairments and estimations of long-lived assets, revenue recognition of Contract-based revenue, allowances for uncollectible accounts, and the valuations of non-cash capital stock issuances. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Fair value of financial instruments

The carrying value of cash, accounts payable, warrants, accrued expenses, and debt, short-term as well as long-term, is recorded at fair value. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

In accordance with ASC 718, the Company will generally apply the same guidance to both employee and non-employee share-based awards. However, the Company will also follow specific guidance for share-based awards to non-employees related to the attribution of compensation cost and the inputs to the option-pricing model for the expected term. Non-employee share-based payment equity awards are measured at the grant-date fair value of the equity instruments, similar to employee share-based payment equity awards.

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

Earnings (loss) per share

The Company reports earnings (loss) per share in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 260-10 “Earnings Per Share,” which provides for the calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income or loss available to common stockholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Particulars	March 31, 2024	March 31, 2023
Basic and diluted EPS*
Numerator
Net income/(loss)	(993)	(238)
Net Income attributable to common stockholders	(1,000)	(238)
Denominator
Weighted average common shares outstanding	100,093,920	4,996,213
Number of shares used for basic EPS computation	100,093,920	4,996,213
Basic EPS	(0.01)	(0.05)
Number of shares used for diluted EPS computation*	452,620,462	5,022,765
Diluted EPS	(0.00)	(0.05)

*

Includes 26,552 issued warrants as of March 31, 2023.

Includes 26,552 issued warrants 352,500 Series B stocks converting into 352,500,000 common stocks as of March 31, 2024.

Income taxes

The Company accounts for income tax positions in accordance with Accounting Standards Codification Topic 740-10-50, “Income Taxes” (“ASC Topic 740”). This standard prescribes a recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There was no material impact on the Company’s financial position or results of operations as a result of the application of this standard. Deferred tax assets have not been created as the major income of the company belongs to the subsidiary, which is registered in income tax-free jurisdiction since the losses incurred cannot be utilized in the future, rendering deferred tax assets irrelevant, The profits of a foreign subsidiary corporation are ordinarily not subject to tax in the United States as in accordance with the general Internal Revenue Service rule, foreign subsidiaries are not considered U.S. corporations even if they are wholly owned.

Recently issued accounting pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none of them are expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 4. CURRENT ASSETS

Other Current Assets

Year	March 31, 2024 (unaudited)	December 31, 2023
Discount on Advance Receipts	144	0
Accrual of discount on notes	10	0
Misc. Other Current Assets	4
Promotional Items on Hand	2
Total other current assets	$160	$0

Related Party Receivables

Year	March 31, 2024 (unaudited)	December 31, 2023
Georgia Fire	769
Bull Head	(5)
BCD	(31)
ILUS	66
Total Related Party Receivables	$799	$0

As of March 31, 2024, and December 31, 2023, the Company had amounts due from Ilustrato Pictures International, Inc. (“ILUS”), a majority shareholder of the Company, of $65,968 and $0, respectively. These figures are related to an intercompany loan agreement executed by and between the Company and ILUS on January 8, 2024. The maximum principal amount to be borrowed by either party from each other under the agreement is $1,000,000. The purpose of the agreement is to provide for working capital to either the Company or ILUS through cash advances on an unsecured basis requested by either party at any time and from time to time in amounts of up to $100,000 and the agreement shall automatically be renewed for successive one-year terms thereafter unless terminated. The intercompany loan agreement has a term of one year from the date of execution and all cash advances mature and become payable on the termination date. Any unpaid principal accrues simple interest from the date of each cash advance until payment in full at a rate equal to 1% per annum.

As of March 31, 2024, and December 31, 2023, the Company had amounts due from Georgia Fire, Bullhead and BCD subsidiaries of the Company, of $733,508 and $0, respectively. These figures are related to legacy receivables from the subsidiaries and were transferred from ILUS to SAML with the acquisition of the subsidiary.

Accounts Receivables:

Accounts receivables are recorded at face value less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

Accounts receivable arise from our subsidiaries in ERT consolidated as of March 31, 2024. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experiences.

Accounts Receivables Ageing	March 31, 2024 (unaudited)
1-30 days	215
31-60 days	111
61-90 days	83
+90 days	725
Total	$1,134

Deposits, Prepayments, & Advances

Advances have been paid to the suppliers and subcontractors in the ordinary course of business for the procurement of specialized material and equipment required in the process of designing, engineering and installing Central Gas distribution and monitoring systems. The company is engaged in the design, engineering, supply and monitoring of Central Gas systems supplying and installing equipment such as pressure regulators, pipelines, safety equipment, tapping points, metering units, valves and storage tanks. To undertake these projects, the company is required to make upfront investments in materials and machinery. These projects involve many processes and take substantial time to complete.

NOTE 5. NON-CURRENT ASSETS

The company holds long-term investments of 8,400,000 as of March 31, 2024, and $0 as of December 31, 2023, respectively. These investments were made for the acquisition of Emergency Response Technologies Inc. on February 23, 2024. The consideration for the assets was 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stocks with a fair market value of $8,599,569. The remaining $199,569 has been transferred to Goodwill.

Property, Plant & Equipment

Property, Plant and Equipment are recorded at cost, except when acquired in a business combination where property, plant and equipment are recorded at fair value. Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. The estimated useful lives are as follows:

Property, Plant and Equipment	Years
Plant & Machinery	5 – 15
Vehicles	5 – 10
Furniture, Fixtures & Office Equipment	3 – 5

Expenditures that extend the useful life of existing property, plant and equipment are capitalized and depreciated over the remaining useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. When property, plant and equipment are retired or sold, the cost and related accumulated depreciation is removed from the Company’s balance sheet, with any gain or loss reflected in operations.

Depreciation

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation expense for the period ended March 31, 2024, belongs to Depreciation accounted for on Plant, Property and Equipment obtained as part of our subsidiary acquisition.

Accumulated depreciation & Carrying value

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Total
Carrying value as of January 1, 2024	41	14	34	89
Addition during Q1 2024
Charged Depreciation Q1 2024	4	2	5	11
Carrying value March 31, 2024	37	12	29	78

Goodwill

Goodwill represents the cost of acquired companies in excess of the fair value of the net assets at the acquisition date and is subject to annual impairment. Goodwill is the excess of the purchase price paid for an acquired entity and the amount of the price not assigned to acquired assets and liabilities. It arises when an acquirer pays a high price to acquire a business. This asset only arises from an acquisition, and it cannot be generated internally. Goodwill is an intangible asset, and so is listed within the long-term assets section of the acquirers’ balance sheet.

The Company accounts for business combinations by estimating the fair value of the consideration paid for acquired businesses and assigning that amount to the fair values of assets acquired and liabilities assumed, with the remainder assigned to goodwill. If the fair value of assets acquired and liabilities assumed exceeds the fair value of consideration paid, a gain on bargain purchase is recognized. The estimates of fair values are determined utilizing customary valuation procedures and techniques, which require us, among other things, to estimate future cash flows and discount rates. Such analyses involve significant judgments and estimations.

The Company follows the guidance prescribed in Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets, to test goodwill and intangible assets for impairment annually if an event occurs or circumstances change which indicates that its carrying amount may not exceed its fair value.

The Company acquired 100% of Emergency Response Technologies Inc. on February 23, 2024. The consideration for the assets was 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stocks with a fair market value of $8,599,526. The company holds long-term investments of 8,400,000 as of March 31, 2024, and $0 as of December 31, 2023, respectively. The remaining $199,526 has been transferred to Goodwill.

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Current liabilities with a total of $5,407,000,153 as of March 31, 2024, include Trade and Other Payables in our subsidiaries amounting to $1,966,000 as of March 31, 2024, with aging as per below:

Accounts Payables Ageing	March 31, 2024 (unaudited) (U.S. dollars in thousands)

0-30 days	75
31-60 days	248
61-90 days	105
+90 days	1,538
Total	1,966

Related Parties Payable

	March 31, 2024	December 31, 2023
	(U.S. dollars in thousands)
Bullhead	72
Firebug Mechanical	721
BCD	507
Related parties payable due to previous CEO	0	193
Total	$1,300	$193

On March 28, 2024, the company entered into an Asset Purchase Agreement of the luggage company’s legacy assets with Atara Feiglin Dzikowski. The legacy assets had an audited book value of $78,754.69 as of December 31, 2023, consisting of luggage inventory and cash or cash equivalents. The consideration paid by the Buyer for the sale of the legacy assets was a cancellation of 1,666,666 common stock granted for consultancy in an agreement dated January 8, 2024. Further, a liability of $186,200 to Ms. Dzikowski was settled as part of the consideration for the legacy assets purchase and removal of liability for design boxes amounting to $7,500.

Further, the above-related party payables are related to legacy payables in our subsidiaries transferred from ILUS to SAML with the acquisition of the subsidiary collectively called Emergency Response Technologies.

NOTE 7. NON-CURRENT LIABILITIES

Convertible notes

In the latter part of the fourth quarter of 2023, YAII PN, LTD transferred ownership of its notes/debentures to three distinct investors. These notes were acquired under similar terms, with the remaining principal and accrued interest. Subsequently, on December 13, 2023, the company reissued convertible notes to the investors and retired existing SAML 3-1-1, 4-1-1 and 4-2-3 notes. The new notes and Debenture were issued with the remaining Principal and Accumulated Interest and at a fixed conversion price of $0.004 and filed as exhibits to the Company’s Form 10-K

The company amended its accounting policy and reversed the derivative liability previously recorded in its financial records. Under the revised policy, the company records convertible notes/debentures as a liability on its balance sheet as convertible notes payable. In the event of a conversion, the company will record the transaction by transferring the carrying amount of the liability component (the convertible note payable) to equity, and the balance is recognized in accordance with fair market value as additional paid-in capital.

Details of Convertible notes/Debentures outstanding as of March 31, 2024:

1.	One-year convertible debenture reissued on December 12, 2023, in the principal amount of $627,400 to Enza International ltd. The debenture bears interest at 10% per annum. All principal along with accrued interest on the debenture is convertible into shares of our common stock at a fixed conversion price equal to $0.004 per share.

2.	One-year convertible debenture reissued on December 12, 2023, in the principal amount of $187,685 to Sky Holdings Limited. The debenture bears interest at 10% per annum. All principal along with accrued interest on the debenture is convertible into shares of our common stock at a fixed conversion price equal to $0.004 per share.

3.	One-year convertible debenture reissued on December 12, 2023, in the principal amount of $82,663 to Mechtech Industrial (Asia) Limited. The debenture bears interest at 10% per annum. All principal along with accrued interest on the debenture is convertible into shares of our common stock at a fixed conversion price equal to $0.004 per share.

4.	On January 3, 2024, Ilustrato Pictures International Inc. acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in Samsara Luggage Inc. (SAML). On the January 5, 2024, SAML reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company pursuant to the terms of said exchange note. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their exercise price. The Company had 26,552 issued warrants as of March 31, 2024:

Warrants	# Warrant shares	Conversion/price
Yorkville 3A	13,095	$21
Yorkville 3B	2,619	$21
Yorkville 3C	10,838	$3.46
Total	26,552

NOTE 8 – STOCKHOLDERS’ EQUITY

Minority Interest

The Company acquired 100% of Emergency Response Technologies of which 51% of Al Shola Mechanicals LLC is owned with a minority interest of $168,000 as of the transaction date of Emergency Response Technologies.

Common and Preferred Stock

From January 1, 2023, to March 31, 2023, we made the following issuances:

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

From January 1, 2024, to March 31, 2024, we made the following issuances:

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

On January 16, 2024, we issued 15,000,000 common stocks to Enza International pursuant to a convertible note dated December 12, 2023, with a fair market value of $501,000.

On January 18, 2024, we issued 1,150,000 common stocks to Mechtech International pursuant to a convertible note dated December 12, 2023, with a fair market value of $40,595.

On January 26, 2024, we issued 1,714,286 common stocks to Kyle Edward Comerford pursuant to a Share Purchase Agreement dated December 12, 2023, for an aggregate purchase price of $30,000.

On February 2, 2024, we issued 1,666,667 common stocks to Atara Feiglin Dzikowski pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $41,667.

On February 5, 2024, we issued 15,000,000 common stocks to Sky Holdings pursuant to a convertible note dated December 12, 2023, with a fair market value of $586,500.

On February 7, 2024, 80,698 shares of Series A stock held by 1800 Diagonal Lending LLC were canceled as were fully redeemed and returned to treasury.

On February 7, 2024, we issued 1,714,286 common stocks to Cameron Canzellarini pursuant to a Share Purchase Agreement dated December 12, 2023, for an aggregate purchase price of $50,000.

On February 21, 2024, we issued 10,000,000 common stocks to Mechtech International pursuant to a convertible note dated December 12, 2023, with a fair market value of $281,750.

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC, the only entity in which the Company does not own 100% but only 51% of the membership interests

The consideration for the sale of the equity interests in the foregoing companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets be referenced.

On February 28, 2024, we issued 2,500 Series B stock to Sanjeeb Safir pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $62,750.

On March 15, 2024, we issued 1,666,667 common stocks to Atara Feiglin Dzikowski pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $41,667.

NOTE 9 – GENERAL AND ADMINISTRATIVE EXPENSES

For the period ended March 31, 2024
(U.S. dollars in thousands)
Salaries, Wages & benefits	272
Management Expenses	1
Travel Expenses	21
Communication	3
Vehicles Rent, Running & Maintenance	3
Utilities Expenses	6
Legal Fee & Consultancy	66
Insurance Expenses	19
Rental Expenses	52
Other Expenses*	790
Total	1,232

*	On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On the January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events,” Company management reviewed all material events through the date this report was issued, and the following subsequent events took place.

On April 3, 2024, we issued 15,000 shares of Series B stock to Carsten Kjems Falk pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $450,000.

On April 3, 2024, we issued 30,000 shares of Series B stock to John-Paul Backwell pursuant to his employment agreement dated January 5, 2023, with a fair market value of $900,000.

On April 3, 2024, we issued 10,000 shares of Series B stock to Daniel Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $300,000

On April 3, 2024, we issued 5,000 shares of Series B stock to Daniel Thomas Peters pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $150,000.

On April 3, 2024, we issued 2,500 shares of Series B stock to Annemarie Leo-Smith pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $75,000.

On April 3, 2024, we issued 1,000 shares of Series B stock to Aleksandar Savic pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $30,000.

On April 3, 2024, we issued a one-year convertible note to Enza International Ltd. for the aggregate principal amount of up to $500,000. The note bears an interest of 7% per annum and matures on November 13, 2024.

On April 3, 2024, we issued a one-year convertible note to Mechtech Industrial Ltd. for the aggregate principal amount of up to $500,000. The note bears an interest of 7% per annum and matures on November 13, 2024.

On May 9, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $77,050 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $11,557. The Company will prepay the Diagonal Lending Note in four payments and matures on February 15, 2024, with a total payback to the Holder of $88,607. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days before the Conversion Date.

New Business Direction — Emergency Response Technologies

On January 3, 2024, Ilustrato Pictures International Inc. (“ILUS”) acquired a convertible note from YAII PN, LTD with outstanding principal and accrued interest of $600,685 in the Company. On January 5, 2024, the Company reissued a convertible note to ILUS who on the same day converted the note into 150,753,425 shares of common stock in the Company. As a result of such conversion, Ilustrato acquired control of 91.5% of the outstanding shares in SAML as of January 5, 2024.

As a result of these transactions, the Company is now focused on the global public safety and technology, engineering, and manufacturing industries. Historically, the company has evolved out of the public safety sector mainly through developing and manufacturing Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. The Company also intends to acquire complementary companies with disruptive technology, strong management, and potential for rapid growth that may benefit from the cross-pollination of territories, products, and skills offered by our other group companies. We seek to pursue and execute acquisitions that accelerate our growth strategy.

As a result of these transactions the results of Operations for the three months ended March 31, 2023, are comparing the results of the legacy luggage business with Emergency Response Technologies for the three months ended March 31, 2024.

Results of Operations

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

Revenue

The Company generates revenues through the sale and distribution of smart luggage products. Revenues during the three months ended March 31, 2024, totaled $1,099,000 compared to $248,000 for the three months ended March 31, 2023. The increase in the total revenue is due to a change in business direction.

Costs of Sales

Costs of sales consist of the purchase of raw materials and the cost of production. Cost of revenues during the three months ended March 31, 2024, totaled $779,000 compared to $146,000 for the three months ended March 31, 2023. The increase in the costs of sales is due to a change in business direction.

Gross Profit

During the three months ended March 31, 2024, Gross Profit totaled $320,000, representing a Gross Profit margin of 25%. During the three months ended March 31, 2023, Gross Profit totaled $102,000.

Operating Expenses

Operating expenses totaled $1,234,000 during the three months ended March 31, 2024, compared to $222,000 during the three months ended March 31, 2023. The increase in operating expenses is due to a change in business direction.

Net Profit/Loss

We realized a net loss of $993,000 for the three months ended March 31, 2024, as compared to a net loss of $238,000 for the three months ended March 31, 2023.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2024, the Company had $157,000 of cash, total current assets of $3,209,000 and total current liabilities of $5,407,000 creating a working capital deficit of $2,198,000. As of December 31, 2023, the Company had $12,000 of cash, total current assets of $12,000, and total current liabilities of 2,064,000, creating a working capital deficit of $2,052,000.

The working capital deficit was mainly attributable to a change in business direction and legacy receivables from subsidiaries transferred from ILUS to SAML with the acquisition of the subsidiaries collectively called Emergency Response Technologies and the conversion of notes.

Net cash used in operating activities was $230,000 for the three months ended March 31, 2024, as compared to cash used in operating activities of $95,000 for the three months ended March 31, 2023. The Company’s primary uses of cash have been for general and administrative expenses and other working capital purposes.

Net cash used in investing activities was $9,523,000 for the three months ended March 31, 2024, as compared to cash used in investing activities of $0 for the three months ended March 31, 2023. The Company’s primary uses of cash have been for acquisition of a subsidiary collectively known as Emergency Response Technologies.

We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on financing our cash flow requirements through the issuance of common stock and debt. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

Necessity of Additional Financing

Securing additional financing is critical to the implementation of our business plan. If and when we obtain the required additional financing, we should be able to fully implement our business plan. In the event we are unable to raise any additional funds we will not be able to pursue our business plan, and we may fail entirely. We currently have limited committed sources of financing.

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

Item 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the periods specified in the Commission’s rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the Commission, and that material information relating to our company and our consolidated subsidiary is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

2

Part II: Other Information

Item 1 - Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers, or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interests.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
4.1*	Convertible Promissory Note, dated April 3, 2024, with Enza International Ltd.
4.2*	Convertible Promissory Note, dated April 3, 2024, with Mechtech Industrial Ltd.
4.3*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
10.1	Assignment Agreement, dated as of January 3, 2024, ILUS International Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.2	Reissuance of note, dated as of January 5, 2024, Enza International Ltd. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.3	Stock Purchase Agreement, dated as of January 12, 2024, Kyle Edward Comerford. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.4	Convertible Promissory Note, dated as of January 23, 2024, 1800 Diagonal Lending LLC. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.5	Stock Purchase Agreement, dated as of January 31, 2024, Cameron Canzellarini. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.6	Stock Purchase Agreement, dated as of February 23, 2024, ILUS International Inc. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Provided herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSARA LUGGAGE, INC.

Date:	May 31, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive and principal accounting and financial officer)

4