Form 10-Q
period 2024-06-30
Samsara Luggage, Inc.
filed 2024-08-21
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 213,730,601 common shares as of August 21, 2024

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the period ended June 30, 2024 (the “Report”) including, but not limited to, the financial statements, related notes, and other information included herein has not been reviewed by the Company’s independent public accounting firm prior to the filing of this Report. On August 19, 2024, the Company engaged a new independent registered public accounting firm. The new independent registered public accounting firm will review this Form 10-Q and upon the completion of its review, the Company will file the requisite amendment to this Report.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31,2023 (Audited);

F-2	Consolidated Statements of Operations for the six months ended June 30, 2024, and 2023 (Unaudited);

F-3	Consolidated Statement of Stockholders’ Equity (Deficit) for the periods ended June 30, 2024, and 2023 (Unaudited);

F-4	Consolidated Statement of Cash Flows for the six months ended June 30, 2024, and 2023 (Unaudited); and

F-5	Notes to Consolidated Financial Statements (Unaudited).

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2024, are not necessarily indicative of the results that can be expected for the full year.

SAMSARA LUGGAGE, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS	Not Reviewed	Audited
Current Assets
Cash and Cash Equivalents	$173	$12
Inventory	847	0
Accounts Receivable	870	0
Deposits	130	0
Other Current Assets	1,959	0
Total Current Assets	3,979	12

Non-Current Assets
Property and Equipment	69	0
Right-of-Use assets	55	0
Capital Work in Progress	655	0
Goodwill	8,978	0
Total Non-current Assets	9,757	0
Total Assets	$13,736	$12
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,812	$327
Lease Operating Liabilities	21	0
Related Party Payable	234	193
Convertible Notes, net of discount	1,616	1,398
Other Current Liabilities	1,575	146
Total Current Liabilities	5,258	2,064

Non-Current Liabilities
Lease Operating Non-Current Portion	37	0
Other Non-Current Liabilities	145	0
Total Long-Term Liabilities	182	0
Total Liabilities	5,440	2,064
Stockholders’ Equity
Convertible and redeemable preferred A shares, $0.0001 par value, 1,000,000 shares authorized, 0 and 80,698 shares outstanding as of June 30, 2024, and December 31, 2023, respectively	0	0
Preferred B shares, $0.0001 par value, 1,000,000 shares authorized, 416,000 and 0 shares outstanding as of June 30, 2024, and December 31, 2023, respectively	0	0
Common stock; $0.001 par value; 200,000,000 shares authorized; 133,006,691and 127,129,694 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	21	1
Share Capital	-	66
Additional paid-in capital	21,911	10,625
Retained Earnings/accumulated Deficit	(13,778)	(12,744)
Noncontrolling interest	142	-
Total stockholders’ Equity	8,296	(2,052)
Total liabilities and stockholders’ Equity	$13,736	$12

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	30-Jun-24 Not Reviewed	30-Jun-23 Not Reviewed	30-Jun-24 Not Reviewed	30-Jun-23 Not Reviewed

Revenue	929	101	2,028	349

Cost of revenues	620	40	1,399	186

Gross profit	309	61	629	163

Operating expenses
Professional fees	115	0	181	0
General and administrative	469	238	1,706	460
Total operating expenses	584	238	1,887	460

Income (loss) from operations	(275)	(177)	(1,258)	(297)

Other (income) expenses
Interest expense	(0)	51	3	164
Other Income	(15)	(277)	(9)	(272)
Total other (income) expense, net	(15)	(226)	(6)	(108)

Net Income (Loss)	(260)	49	(1,252)	(189)
Less: net income attributable to noncontrolling interest	24	-	31
Net income (loss) attributable to SAML stockholders	(284)	49	(1,283)	(189)

Weighted average common shares outstanding	102,292,594	7,078,754	199,175,526	6,043,236

Net income (loss) per common share - basic	(0.00)	(0.00)	(0.01)	(0.03)
Net income (loss) per common share - diluted	(0.00)	0.00	(0.00)	(0.03)

The accompanying notes are an integral part of these unaudited and not reviewed condensed consolidated financial statements.

SAMSARA LUGGAGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Dollars in thousands, except per-share amounts)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Minority Interest	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance, December 31, 2023	0	66	13,922,414	1	10,626	0	(12,744)	(2,052)
Cancellation Series A		(66)						(66)
Conversion of Notes into shares	0	0	191,903,425	19	756	0	0	775
Issuance of shares for Services	0	0	3,333,334	0	83	0		84
Issuance of shares for Cash	0	0	4,571,428	0	80	0		80
Minority Interest	0	0	-	0	0	168		168
Issuance of Series B	352,500	35	-	0	8,428	0		8,463
Net Income						7	(1,000)	(993)
Balance March 31, 2024	352,500	35	213,730,601	20	19,972	175	(13,744)	6,459

Issuance of shares for Services	63,500	0	0	0	1,905	0	0	1,905
Adjustment	0	(35)	0	1	34	(57)	249	192
Net Income		0	0	0	0	24	(284)	(260)
								0
Balance June 30, 2024	416,000	0	213,730,601	21	21,911	142	(13,779)	8,296

	Preferred Stock		Common Stock		Additional Paid-in Capital	Minority Interest	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount

Balance, December 31, 2022	0	0	4,406,312	0	10,464	0	(12,600)	(2,136)
Conversion of Preferred A shares into common shares	0	0	1,481,840	1	40	0	0	41
Net Loss		0					(238)	(238)
Balance, March 31, 2023	0	0	5,888,152	1	10,504	0	(12,838)	(2,333)

Conversion of Preferred A shares into common shares	0	0	2,049,297	0	35	0	0	35
Stock Based Compensation	0	0	1,666,666	0	46	0	0	46
Net income		0	0	0	0	0	49	49
Balance June 30, 2023	0	0	9,604,115	1	10,585	0	(12,789)	(2,203)

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

SAMSARA LUGGAGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	June 30, 2024	June 30, 2023
Cash flows from operating activities	Not Reviewed	Not Reviewed
Loss for the period	(1,283)	(189)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	3	46
Non-Cash Stock Compensation Expense	1,905	46
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	0	(271)
Change in fair value of liability	0	(1)
Depreciation - PPE	26	0
Other income	(9)	0
Amortization	58	0
Changes in Assets and Liabilities, net
Current Assets	(3,806)	79
Other Current Liabilities	3,194	217
Net cash (used in) provided by operating activities	88	(73)

Cash flows from investing activities
Addition of Fixed Assets	(750)	0
Right of use Assets	(55)	0
Changes in non-current assets	(8,978)	0
Net cash used in investing activities	(9,783)	0

Cash flows from financing activities

Common Stock issued	20	0
Lease Finance	37	0
Additional Paid-up Capital	11,220	0
Changes in Retained Earnings & Minority Interest	(1,566)	0
Note converted	145	(16)
Net cash generated from financing activities	9,856	(16)

Net increase/(decrease) in cash and cash equivalents	161	(89)
Cash and cash equivalents at the beginning of the year	12	168
Cash and cash equivalents at end of the year	173	79

The accompanying notes are an integral part of these unaudited and not reviewed consolidated financial statements.

SAMSARA LUGGAGE, INC.

NOTES TO UNAUDITED AND NOT REVIEWED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (OUR HISTORY)

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

On February 23, 2024, Ilustrato Pictures International, Inc., entered into a Stock Purchase Agreement with Samsara Luggage Inc., and sold all its equity interests in seven companies owned by the Company:

●	Firebug Mechanical Equipment LLC

●	Georgia Fire & Rescue Supply LLC

●	Bright Concept Detection and Protection System LLC

●	Bull Head Products Inc

●	E-Raptor

●	The Vehicle Converters

●	AL Shola Al Modea Safety and Security LLC.

The consideration for the sale of the equity interests in the above-mentioned companies was paid by SAML by the issuance of 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stock and further milestone payment/s should applicable performance targets referenced in the share purchase agreement.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements represent the results of operations, financial position, and cash flows of SAML, and all of its majority-owned or controlled subsidiaries are prepared in conformity with generally accepted accounting principles in the United States of America (U.S. GAAP). All significant inter-company accounts and transactions have been eliminated.

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

Accounts receivable

Accounts receivables are recorded at the invoice amount less an allowance for credit losses. The allowance is an estimate based on historical collection experience, current and future economic and market conditions, and a review of the current status of each customer’s trade accounts receivable. Management evaluates the aging of the accounts receivable balances and the financial condition of its customers and all other forward-looking information that is reasonably available to estimate the amount of accounts receivable that may not be collected in the future and before recording the appropriate provision.

The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experience and future economic and market conditions.

Inventories

In accordance with ASC 330, the Company states inventories at the lower of cost or net realizable value. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. The Company makes adjustments to reduce the cost of inventory to its net realizable value, if required, for estimated excess, obsolete, zero usage or impaired balances. Factors influencing these adjustments include changes in market demand, product life cycle and engineering changes.

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

Depreciation

Depreciation of property, plant and equipment is recognized over the estimated useful lives of the respective assets using the straight-line method. Depreciation expense for the period ended June 30, 2024, belongs to Depreciation accounted for on Plant, Property and Equipment obtained as part of our subsidiary acquisition.

Deposits, Prepayments, & Advances

Advances have been paid to the suppliers in the ordinary course of business for the procurement of specialized services and equipment required to perform business activities. Prepayments are relating to trade license, rent and visa, payments are made in advance at time of issuance for different periods and then expense out monthly. Deposits are relating to refundable security payment of office& warehouse spaces and different utilities.

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

Particulars	June 30, 2024	June 30, 2023
Basic and diluted EPS*
Numerator
Net income/(loss)	(1,283)	(189)
Net Income attributable to common stockholders	(1,283)	(189)
Denominator
Weighted average common shares outstanding	199,175,526	6,043,236
Number of shares used for basic EPS computation
Basic EPS	(0.01)	(0.03)
Number of shares used for diluted EPS computation*	615,175,526	6,043,236
Diluted EPS	(0.00)	(0.03)

*

Includes 26,552 issued warrants as of June 30, 2023.

Includes 26,552 issued warrants 416,000 Series B stocks converting into 416,000,000 common stocks as of June 30, 2024.

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

Lease liabilities

At the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate, and amounts expected to be paid under residual value guarantees. The lease payments also include, if any, the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate.

The variable lease payments that do not depend on an index or a rate are recognized as expense in the period on which the event or condition that triggers the payment occurs.

In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset.

The Company’s subsidiary, Al Shola Safety & Security (ASSS), has entered into commercial leases of vehicles. These leases generally have a lease term of 4 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with terms of 12 months or less and leases with low value.

The Company has a Lease arrangement for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company determines if an arrangement is or contains a lease at contract inception and recognizes an ROU asset and a lease liability based on the present value of fixed, and certain index-based lease payments at the lease commencement date. Variable payments are excluded from the present value of lease payments and are recognized in the period in which the payment is made.

The Company generally uses its incremental borrowing rate as the discount rate for measuring its lease liabilities, as the Company cannot determine the interest rate implicit in the lease because it does not have access to certain lessor-specific information. Lease expense is recognized on a straight-line basis over the lease term. The Company does not have significant finance leases. The Company has elected not to separate payments for lease components from payments for non-lease components for all classes of leases. Additionally, the Company has elected the short-term lease recognition exemption for all leases that qualify, which means ROU assets and lease liabilities will not be recognized for leases with an initial term of twelve months or less.

When accounting for finance leases in accordance with ASC 842, an entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classifies payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

As of June 30, 2024, Lease liabilities are presented in the statement of financial position as:

	June 30, 2024	December 31, 2023
Lease - Current portion	21	0
Lease - Non-Current portion	37	0
Total	58	0

Right of Use Assets

The Company accounts for leases with escalation clauses in accordance with Accounting Standards Codification (ASC) 842, “Lease”.

In accordance with the principles of ASC 842, the Company recognizes both the assets and the liabilities arising from their leases. The lease liability is measured as the present value of lease payments while the lease assets is equal to the lease liability adjusted for certain items like prepaid rent and lease incentives.

The Company applies a single recognition and measurement approach for all leases, except for short-term leases and leases of low-value assets. The Company recognizes lease liabilities to make lease payments and right-of-use assets representing the right to use the underlying assets.

The Company’s subsidiary Al Shola Safety & Security (ASSS), has entered into commercial leases of vehicles. The lease term is 4 years. The Company’s obligations under its leases are secured by the lessor’s title to the leased assets. There are no restrictions placed upon the Company by entering into these leases. The Company also has leases with lease terms of 12 months or less and leases with low value.

The Company has Lease arrangements for which the liability has been recorded separately. The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement.

The Company determines whether an arrangement contains a lease at inception. A lease liability and corresponding right of use (ROU) asset are recognized for qualifying leased assets based on the present value of fixed and certain index-based lease payments at lease commencement. To determine the present value of lease payments, the Company uses the stated interest rate in the lease, when available, or more commonly a secured incremental borrowing rate that reflects the risk, term, and economic environment in which the lease is denominated. The Company has elected not to recognize ROU assets or lease liabilities for leases with a term of twelve months or less. Expense is recognized on a straight-line basis over the lease term for operating leases.

The Company recognizes right-of-use assets at the commencement date of the lease (i.e., the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the number of lease liabilities recognized, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received and estimate of costs to be incurred by the lessee in dismantling and removing the underlying asset, restoring the site on which it is located or restoring the underlying asset to the condition required by the terms and conditions of the lease unless those costs are incurred to produce inventories. Unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term, the recognized right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term as follows:

When accounting for finance leases in accordance with ASC 842, the entity recognizes interest on the lease liability and amortization of the ROU asset in the income statement and classifies payments of the principal portion of the lease liability as financing activities and payments of interest on the lease liability as operating activities.

Vehicles: 4 years

Right-of-use assets are subject to impairment review, amounts in thousands.

	Buildings	Vehicrles	Total
Carrying value as of January 1, 2024	0	0	0
Addition during H1 2024	0	60	60
Disposal/Transfer H1 2024	0	0	0
Charged Depreciation H1 2024	0	5	5
Carrying value June 30, 2024	0	55	55

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

The Company acquired 100% of Emergency Response Technologies Inc. on February 23, 2024. The consideration for the assets was 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stocks with a fair market value of $8,072,580. The company holds long-term investments of 8,400,000 as of June 30, 2024, and $0 as of December 31, 2023. The net value of ERT assets acquisition ($577,129) against the purchase price, difference move to goodwill $8,977,877.

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

NOTE 4. CURRENT ASSETS

Other Current Assets

Year	June 30, 2024 (unaudited)	December 31, 2023
Discount on Advance Receipts	144	0
Accrual of discount on notes	24	0
Deferred Expenses – Consultancy	1,786	0
Misc. Other Current Assets	4	0
Promotional Items on Hand	2	0
Total other current assets	1,959	0

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

Accounts receivable arise from our subsidiaries in ERT consolidated as of June 30, 2024. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experiences.

Accounts Receivables Ageing	June 30, 2024 (unaudited)
1-30 days	114
31-60 days	64
61-90 days	63
+90 days	629
Total	870

NOTE 5. NON-CURRENT ASSETS

Property, Plant and Equipment

Depreciation on tangible assets in accordance with ASC 360.

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Total
Carrying value as of January 1, 2024	41	14	34	89
Addition during Q1 2024	0	0	0	0
Charged Depreciation Q1 2024	4	2	5	11
Carrying value March 31, 2024	37	12	29	78
Addition during Q2 2024	0	0	0	0
Charged Depreciation Q2 2024	3	2	5	10
Carrying value June 30, 2024	34	11	24	69

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Current liabilities with a total of $5,258K as of June 30, 2024, include accounts payable of $1,812K with aging as per below and related parties amounting to $234K.

Accounts Payables Ageing	June 30, 2024 (unaudited) (U.S. dollars in thousands)

0-30 days	48
31-60 days	50
61-90 days	84
+90 days	1,630
Total	1,812

Related Parties Payable

	June 30, 2024	December 31, 2023
	(U.S. dollars in thousands)
Ilus International	248	0
Related parties payable due to previous CEO	(14)	193
Total	234	193

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

Details of Convertible notes/Debentures outstanding as of June 30, 2024:

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

5.

On April 3, 2024, we issued a one-year convertible note to Enza International Ltd. for the aggregate principal amount of up to $500,000. The note bears an interest of 7% per annum and matures on November 13, 2024.

6.	On April 3, 2024, we issued a one-year convertible note to Mechtech Industrial Ltd. for the aggregate principal amount of up to $500,000. The note bears an interest of 7% per annum and matures on November 13, 2024.

7.

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

8.

On June 21, 2024, the Company issued a promissory note to 1800 Diagonal Lending LLC in the principal amount of $117,300 (the “Diagonal Lending Note”). The Diagonal Lending Note had a one-time interest amount of $15,249. The Company will prepay the Diagonal Lending Note in nine payments and matures on March 30, 2025, with a total payback to the Holder of $132,549. All principal on the Diagonal Lending Note is convertible into shares of our common stock in the event of default with a conversion price of 65% multiplied by the lowest Trading Price for the Common Stock during the ten (10) Trading Days before the Conversion Date.

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their exercise price. The Company had 26,552 issued warrants as of June 30, 2024:

Warrants	# Warrant shares	Conversion/price
Yorkville 3A	13,095	21
Yorkville 3B	2,619	21
Yorkville 3C	10,838	3.46
Total	26,552

NOTE 8 – STOCKHOLDERS’ EQUITY

Minority Interest

The Company acquired 100% of Emergency Response Technologies of which 51% of Al Shola Mechanicals LLC is owned with a minority interest of $168,000 as of the transaction date of Emergency Response Technologies.

Common and Preferred Stock

From January 1, 2023, to June 30, 2023, we made the following issuances:

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

On June 6, 2023, the Company issued 1,666,666 shares of Common Stock to executives on the Company as Stock-based compensation with a fair value of $46.

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

From January 1, 2024, to June 30 , 2024, we made the following issuances:

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

On February 7, 2024, 80,698 shares of Series A stocks held by 1800 Diagonal Lending LLC were canceled as were fully redeemed and returned to treasury.

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

On February 28, 2024, we issued 2,500 Series B preferred stock to Sanjeeb Safir pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $62,750.

On March 15, 2024, we issued 1,666,667 common stocks to Atara Feiglin Dzikowski pursuant to a consultancy agreement dated January 8, 2023, with a fair market value of $41,667.

On April 3, 2024, we issued 15,000 shares of Series B preferred stock to Carsten Kjems Falk pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $450,000.

On April 3, 2024, we issued 30,000 shares of Series B preferred stock to John-Paul Backwell pursuant to his employment agreement dated January 5, 2023, with a fair market value of $900,000.

On April 3, 2024, we issued 10,000 shares of Series B preferred stock to Daniel Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $300,000

On April 3, 2024, we issued 5,000 shares of Series B preferred stock to Daniel Thomas Peters pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $150,000.

On April 3, 2024, we issued 2,500 shares of Series B preferred stock to Annemarie Leo-Smith pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $75,000.

On April 3, 2024, we issued 1,000 shares of Series B preferred stock to Aleksandar Savic pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $30,000.

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

On July 05, 2024, we issued 15,000 shares of Series B preferred stock to Louise Bennett pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $151,000.

On July 05, 2024, we issued 35,000 shares of Series B preferred stock to Nicolas Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $353,000.

On July 05, 2024, we issued 4,580 shares of Series B preferred stock to Narinder Chadha persuant to a loan agreement with Bright Concept Detection & Protection System LLC, with a fair market value of $46,258.

On July 05, 2024, we issued 10,000 shares of Series B preferred stock to Jason Brown pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $101,000.

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbour provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbour provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could have a material adverse effect on our operations and prospects on a consolidated basis include but are not limited to changes in economic conditions, incorporating acquisitions, changes in the supply chain for raw materials, effects of Covid and wars, including the Ukraine war, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include but are not limited to changes in economic conditions, incorporating acquisitions, changes in the supply chain for raw materials, effects of Covid and wars, including the Ukraine war, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

General

The following is a discussion by management of its view of the Company’s business, financial condition, and corporate performance for the past year. The purpose of this information is to give management’s recap of the past year, and to give an understanding of management’s current outlook for the near future. This section is meant to be read in conjunction with the Financial Statements of the period Report on Form 10-Q.

Overview

SAML is a Nevada Corporation that is majority-owned by ILUS. SAML functions as the Emergency & Response subsidiary of ILUS and provides strategic management oversight to its operating businesses, which includes, but is not limited to: financial and administrative management, sales, marketing, and human resources support.

Factors Affecting Our Performance

The primary factors affecting our results of operations include but not limited to:

General Macro Economic Conditions

Our business is impacted by the global economic environment, employment levels, consumer confidence, government, and municipal spending. Global instability in securities markets and the Russian invasion of Ukraine are among other factors that can impact our financial performance. In particular, changes in the U.S. economic climate can impact the demand of our product range. The Industrial and Manufacturing sectors are impacted by the overall economic environment as addressed in the risk factors. Tenders can be withdrawn and lead times for the manufacturing can be affected which can result in cancellation of orders if not delivered on time.

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

As a result of these transactions, the Company is now focused on the public safety and emergency response sector. Historically, the company has evolved out of the emergency response sector mainly through developing and manufacturing Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. The Company also intends to acquire complementary companies with disruptive technology, strong management, and potential for rapid growth that may benefit from the cross-pollination of territories, products, and skills offered by our other group companies. We seek to pursue and execute acquisitions that accelerate our growth strategy.

As a result of these transactions the results of Operations for the three and six months ended June 30, 2023, are comparing the results of the legacy luggage business with Emergency Response Technologies for the three and six months ended June 30, 2024.

Planned Developments

In the second half of 2024, the Company will allocate resources to its operating subsidiaries in a continued effort to increase efficiency, drive increased sales and positively impact their financial results. The Company intends to acquire new operating businesses to further its expansion.

Results of Operations for the Six & Three months ended June 30, 2024, and June 30, 2023

Revenue

The Company generated revenues through the sale and distribution of smart luggage products and following the aforementioned change in business direction, through the sale of public safety and emergency response products and services. Revenues during the six months ended June 30, 2024, totaled $2028k compared to $349k for the six months ended June 30, 2023. The increase in the total revenue is due to the acquisitions.

The Company generated revenues through the sale and distribution of smart luggage products and following the aforementioned change in business direction, through the sale of public safety and emergency response products and services. Revenues during the three months ended June 30, 2024, totaled $929k compared to $01k for the three months ended June 30, 2023. The increase in the total revenue is due to the acquisitions.

Costs of Sales

Costs of sales consist of the purchase of raw materials, the cost of production and labor. Cost of revenues during the six months ended June 30, 2024, totaled $1,399k compared to $186K for the six months ended June 30, 2023. The increase in the costs due to the acquisitions.

Costs of sales consist of the purchase of raw materials, the cost of production and labor. Cost of revenues during the three months ended June 30, 2024, totaled $620k compared to $40K for the six months ended June 30, 2023. The increase in the costs due to the acquisitions.

Gross Profit

During the six months ended June 30, 2024, Gross Profit totaled $629K, representing a Gross Profit margin of 31%. During the six months ended June 30, 2023, Gross Profit totaled $163K.

During the three months ended June 30, 2024, Gross Profit totaled $309K, representing a Gross Profit margin of 33,26%. During the three months ended June 30, 2023, Gross Profit totaled $61K.

Operating Expenses

Operating expenses totaled $1,887K during the six months ended June 30, 2024, compared to $460K during the six months ended June 30, 2023. The increase in operating expenses is due to acquisitions.

Operating expenses totaled $584K during the three months ended June 30, 2024, compared to $238K during the three months ended June 30, 2023. The increase in operating expenses is due to acquisitions.

Net Profit/Loss

Company realized a net loss of $1,283K for the six months ended June 30, 2024, as compared to a net loss of $189K for the six months ended June 30, 2023.

Company realized a net loss of $284K for the three months ended June 30, 2024, as compared to a net profit of $49K for the three months ended June 30, 2023.

The increased Net Loss is due to the change in business direction, decreased sales in certain operating businesses and increased operating expenses in 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

As of June 30, 2024, the Company had $173K of cash, total current assets of $3,979K and total current liabilities of $5,258K creating a working capital deficit of $K,279. As of December 31, 2023, the Company had $12K of cash, total current assets of $12K, and total current liabilities of 2,064K, creating a working capital deficit of $2,052K.

The working capital deficit was mainly attributable to a change in business acquisitions and legacy receivables from subsidiaries transferred from ILUS to SAML with the acquisition of the subsidiaries collectively called Emergency Response Technologies as well as the conversion of notes.

Net cash generated from operating activities was $88K for the six months ended June 30, 2024, as compared to cash used in operating activities of $73K for the six months ended June 30, 2023. The Company generates cash through revenue and uses cash for general and administrative expenses and other working capital purposes.

Net cash used in investing activities was $9,783K for the six months ended June 30, 2024, as compared to cash used in investing activities of $0 for the six months ended June 30, 2023. The Company’s primary uses of cash have been for acquisition of the subsidiary collectively known as Emergency Response Technologies.

Net cash in from finance activities was $9,856K for the six months ended June 30, 2024, as compared to cash finance activities of $(16)K, for the six months ended June 30, 2023. The Company primarily generated cash from issuance of shares and loans.

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

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding our products, continually develop and upgrade our operating business websites, respond to competitive developments, lower our financing costs, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
4.1*	Convertible Promissory Note, dated April 3, 2024, with Enza International Ltd.
4.2*	Convertible Promissory Note, dated April 3, 2024, with Mechtech Industrial Ltd.
4.3*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
4.4**	Convertible Promissory Note, dated May 9, 2024, with 1800 Diagonal Lending LLC
4.5**	Convertible Promissory Note, dated June 21, 2024, with 1800 Diagonal Lending LLC
10.1*	Assignment Agreement, dated as of January 3, 2024, ILUS International Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.2*	Reissuance of note, dated as of January 5, 2024, Enza International Ltd. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.3*	Stock Purchase Agreement, dated as of January 12, 2024, Kyle Edward Comerford. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.4*	Convertible Promissory Note, dated as of January 23, 2024, 1800 Diagonal Lending LLC. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.5*	Stock Purchase Agreement, dated as of January 31, 2024, Cameron Canzellarini. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.6*	Stock Purchase Agreement, dated as of February 23, 2024, ILUS International Inc. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Provided Previously
**	Provided Herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSARA LUGGAGE, INC.

Date:	August 21, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive and principal accounting and financial officer)