Form 10-K/A
period 2023-12-31
Samsara Luggage, Inc.
filed 2024-10-04
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of March 25, 2024, was 213,730,601 shares.

Documents incorporated by reference: None

 EXPLANATORY NOTE

References to the “Company,” “SAML,” “we,” “us,” and “our” refer to Samsara Luggage Inc. and its consolidated subsidiaries, unless the context requires otherwise.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2023, as filed with the United States Securities and Exchange Commission (the “SEC”) on April 2, 2024, (the “Original Report”). Specifically, this Amendment amends and restates Part II, Item 9A, “Controls and Procedures” in its entirety. The Original Report, as amended by this Amendment, is referred to as the “Annual Report.”

The Company previously reported in its Original Report that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by the Annual Report. We are filing this amended Form 10-K/A to amend our conclusion regarding our disclosure controls and procedures which are deemed ineffective based on our evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer as required by SEC Rule 15d-15.

Except as described above, no other changes have been made to the Original Report. The Annual Report continues to speak as of the original filing date of April 2, 2024. This Amendment is only being filed to revise Item 9A and does not change the previously reported financial statements or any of the other disclosures contained in the Original Report. The Company has not updated or amended any other disclosures contained therein to reflect any events which occurred after April 2, 2024, other than as expressly indicated in this Amendment. In addition, the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment.

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

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and President, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management, including our principal executive officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting:

(1)	a lack of multiple levels of management review on complex accounting and financial reporting issues and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting functions as a result of our limited resources to support hiring of personal and implementation of accounting systems, and

(3)	lack of entity level controls due to ineffective board of directors and no audit committee.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements, subject to receiving sufficient additional capital. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

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

SAMSARA LUGGAGE, INC.
(Registrant)

Date: October 4, 2024	By:	/s/ John-Paul Backwell
John-Paul Backwell
Chief Executive Officer and Director

PART IV

ITEM 15. EXHIBITS.

The following documents are filed as part of this Amendment:

(1)	Financial Statements

No financial statements are filed with this Amendment. These items were included as part of the Original Report.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The exhibits listed in the Original Reports are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment are provided below

Exhibit Number	Description

31.3*	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith

4