Form 10-Q
period 2024-09-30
Samsara Luggage, Inc.
filed 2024-11-19
CIK 1530163

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock outstanding as of November 19, 2024, was 213,730,601 shares.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q for the period ended September 30, 2024 (the “Report”) including, but not limited to the financial statements, related notes, and other information included herein, has not been reviewed by the Company’s independent public accounting firm prior to the filing of this Report. On August 19, 2024, the Company engaged a new independent registered public accounting firm. The new independent registered public accounting firm will review this Form 10-Q, and upon the completion of its review, the Company will file the requisite amendment to this Report.

SAMSARA LUGGAGE, INC.

i

SAMSARA LUGGAGE, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands, except per-share amounts)

	September 30, 2024	December 31, 2023
ASSETS	Not Reviewed	Audited
Current Assets
Cash and Cash Equivalents	$102	$12
Inventory	815	0
Accounts Receivable	852	0
Deposits	185	0
Other Current Assets	1831	0
Total Current Assets	3,785	12

Non-Current Assets
Property and Equipment	61	0
Right-of-Use assets	51	0
Capital Work in Progress	655	0
Goodwill	8,978	0
Total Non-current Assets	9,745	0
Total Assets	$13,530	$12
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$1,818	$327
Lease Operating Liabilities	22	0
Related Party Payable	203	193
Convertible Notes, net of discount	1,598	1,398
Other Current Liabilities	1,662	146
Total Current Liabilities	5,303	2,064

Non-Current Liabilities
Lease Operating Non-Current Portion	31	0
Other Non-Current Liabilities	150	0
Total Long-Term Liabilities	181	0
Total Liabilities	5,484	2,064
Stockholders’ Equity
Convertible and redeemable preferred A shares, $0.0001 par value, 1,000,000 shares authorized, 0 and 0 shares outstanding as of September 30, 2024, and December 31, 2023, respectively	0	0
Preferred B shares, $0.0001 par value, 1,000,000 shares authorized, 480,580 and 0 shares outstanding as of September 30, 2024, and December 31, 2023, respectively	0	0
Common stock; $0.001 par value; Common Stock Shares Authorized 7,500,000,000; 213,730,601 and 13,922,414 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	21	1
Share Capital	-	66
Additional paid-in capital	22,563	10,625
Retained Earnings/ accumulated Deficit	(14,698)	(12,744)
Noncontrolling interest	160	-
Total stockholders’ Equity	8,046	(2,052)
Total liabilities and stockholders’ Equity	$13,530	$12

The accompanying notes are an integral part of these unaudited and not reviewed condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per-share amounts)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	30-Sep-24	30-Sep-23	30-Sep-24	30-Sep-23
	Not Reviewed	Not Reviewed	Not Reviewed	Not Reviewed
Revenue	$666	$9	$2,694	$358

Cost of revenues	404	17	1,803	203

Gross profit	262	(8)	891	155

Operating expenses
Professional fees	0	0	181	0
General and administrative	1,145	81	2,852	541
Total operating expenses	1,145	81	3,033	541

Income (loss) from operations	(883)	(89)	(2,142)	(386)

Other (income) expenses
Interest expense	4	37	7	200
Other Income	13	561	4	290
Total other (income) expense, net	17	598	11	490

Net Income (Loss)	(900)	(687)	(2,153)	(876)
Less: net income attributable to noncontrolling interest	20	-	51
Net income (loss) attributable to SAML stockholders	$(920)	$(687)	$(2,204)	$(876)

Weighted average common shares outstanding	555,630,725	10,480,891	555,630,725	7,538,709

Net income (loss) per common share - basic and diluted	(0.00)	(0.07)	(0.00)	(0.12)

The accompanying notes are an integral part of these unaudited and not reviewed condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except per-share amounts)

(Not Reviewed)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Minority Interest	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amoun	Amount
Balance, December 31, 2023	0	66	13,922,414	1	10,626	0	(12,744)	(2,052)
Cancellation Series A	0	(66)	0	0	0	0	0	(66)
Conversion of Notes into shares	0	0	191,903,425	19	756	0	0	775
Issuance of shares for Services	0	0	3,333,334	0	83	0	0	84
Issuance of shares for Cash	0	0	4,571,428	0	80	0	0	80
Minority Interest	-	0	-	0	0	168	0	168
Issuance of Series B	352,500	35	0	0	8,428	0	0	8,463
Net Income	-	0	-	0	0	7	(1,000)	(993)
Balance March 31, 2024	352,500	35	213,730,601	20	19,972	175	(13,744)	6,459

Issuance of shares for Services	63,500	0	0	0	1,905	0	0	1,905
Adjustment	-	(35)	-	1	34	(57)	249	193
Net Income	-	0	-	0	0	24	(284)	(260)
								0
Balance June 30, 2024	416,000	0	213,730,601	21	21,911	142	(13,778)	8,296

Issuance of shares for Services	64,580	0	0	0	652	0	0	652
Adjustment	-	0	-	0	0	(2)	0	(2)
Net Income	-	0	-	0	0	20	(920)	(900)
								0
Balance September 30, 2024	480,580	0	213,730,601	21	22,563	160	(14,698)	8,046

Financial Year 2023

	Preferred Stock		Common Stock		Additional Paid-in Capital	Minority Interest	Retain Loss	Total Equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount	Amount
Balance, December 31, 2022	0	0	4,406,312	0	10,464	0	(12,600)	(2,136)
Conversion of Preferred A shares into common shares	0	0	1,481,840	1	40	0	0	41
Net Loss	-	0					(238)	(238)
Balance, March 31, 2023	0	0	5,888,152	1	10,504	0	(12,838)	(2,333)

Conversion of Preferred A shares into common shares	0	0	2,049,297	0	35	0	0	35
Stock Based Compensation	0	0	1,666,666	0	46	0	0	46
Net income	-	0	-	0	0	0	49	49
Balance June 30, 2023	0	0	9,604,115	1	10,585	0	(12,789)	(2,203)

Conversion of Preferred A shares into common shares	0	0	2,018,299	0	20	0	0	20
Stock Based Compensation	0	0	0	0	0	0	0	0
Net income	-	0	-	0	0	0	(687)	(687)
Balance September 30, 2023	-	-	11,622,414	1	10,605	-	(13,476)	(2,870)

The accompanying notes are an integral part of these unaudited and not reviewed condensed consolidated financial statements

SAMSARA LUGGAGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per-share amounts)

(Not Reviewed)

	September 30, 2024	September 30, 2023
Cash flows from operating activities	Not Reviewed	Not Reviewed
Loss for the period	(2,153)	(876)

Adjustment to reconcile net gain (loss) to net cash
Finance cost	7	41
Non-Cash Stock Compensation Expense	1,905	46
Expenses in respect of warrants issued and convertible component in convertible loan, net interest expenses	0	290
Change in fair value of liability	0	(1)
Non-controlling interest	(51)	0
Depreciation - PPE	39	0
Other income	4	0
Amortization	58	0
Changes in Assets and Liabilities, net		0
Current Assets	(3,683)	92
Other Current Liabilities	3,239	291
Net cash (used In) provided by operating activities	(635)	(117)

Cash flows from investing activities
Addition of Fixed Assets	(755)	0
Right of use Assets	(51)	0
Changes in Non-current assets	(8,978)	0
Net cash used in investing activities	(9,784)	0

Cash flows from financing activities

Common Stock issued	20	0
Lease Finance	31	0
Additional Paid-up Capital	11,872	0
Subsidiaries finances	(1,564)	0
Note converted	150	(16)
Net cash generated from financing activities	10,509	(16)

Net increase/(decrease) in cash and cash equivalents	90	(133)
Cash and cash equivalents at the beginning of the year	12	168
Cash and cash equivalents at end of the year	102	35

The accompanying notes are an integral part of these unaudited and not reviewed condensed consolidated financial statements

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

Particulars	September 30, 2024	September 30, 2023
Basic and diluted EPS*
Numerator
Net income/(loss)	(2,204)	(876)
Net Income attributable to common stockholders	(2,204)	(876)
Denominator
Weighted average common shares outstanding	555,630,725	7,538,709
Number of shares used for basic EPS computation
Basic EPS	(0.00)	(0.12)
Number of shares used for diluted EPS computation*	694,337,153	7,538,709
Diluted EPS	(0.00)	(0.12)

*

Includes 26,552 issued warrants as of September 30, 2023.

Includes 26,552 issued warrants 480,580 Series B stocks converting into 480,580,000 common stocks as of September 30, 2024.

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

As of September 30, 2024, Lease liabilities are presented in the statement of financial position as:

	September 30, 2024	December 31, 2023
Lease - Current portion	22	0
Lease - Non-current portion	31	0
Total	53	0

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

Vehicles: 4 years

Right-of-use assets are subject to impairment review, amounts in thousands.

	Buildings	Vehicles	Total
Carrying value as of January 1, 2024	0	0	0
Addition Jan to Sep 2024	0	60	60
Disposal/Transfer Jan to Sep 2024	0	0	0
Charged Depreciation Jan to Sep 2024	0	9	9
Carrying value September 30, 2024	0	51	51

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

The Company acquired 100% of Emergency Response Technologies Inc. on February 23, 2024. The consideration for the assets was 350,000 restricted shares of Series B stock of SAML convertible into 350,000,000 common stocks with a fair market value of $8,072,580. The company holds long-term investments of 8,400,000 as of September 30, 2024, and $0 as of December 31, 2023. The net value of ERT assets acquisition ($577,129) against the purchase price, difference move to goodwill $8,977,877.

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

NOTE 4. CURRENT ASSETS

Other Current Assets

Year	September 30, 2024 (unaudited)	December 31, 2023
Discount on Advance Receipts	144	0
Accrual of discount on notes	15	0
Deferred Expenses – Consultancy	1,667	0
Misc. Other Current Assets	3	0
Promotional Items on Hand	2	0
Total other current assets	1,831	0

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

Accounts receivable arise from our subsidiaries in ERT consolidated as of September 30, 2024. The duration of such receivables extends from 30 days to beyond 90 days. Payments are received only when a project is completed, and approvals are obtained. Provisions are created based on the estimated irrecoverable amounts determined by referring to past default experiences.

Accounts Receivables Ageing	September 30, 2024 (Not Reviewed)
1-30 days	141
31-60 days	35
61-90 days	60
+90 days	616
Total	852

NOTE 5. NON-CURRENT ASSETS

Property, Plant and Equipment

Depreciation on tangible assets in accordance with ASC 360.

	Plant & Machinery	Furniture, Fixtures & Office Equipment	Vehicles	Total
Carrying value as of January 1, 2024	41	14	34	89
Addition during Q1 2024	0	0	0	0
Charged Depreciation Q1 2024	4	2	5	11
Carrying value March 31, 2024	37	12	29	78
Addition during Q2 2024	0	0	0	0
Charged Depreciation Q2 2024	3	2	5	10
Carrying value June 30, 2024	34	11	24	69
Addition during Q3 2024
Charged Depreciation Q3 2024	3	2	3	8
Carrying value September 30, 2024	31	9	21	61

NOTE 6. CURRENT LIABILITIES

Accounts Payable

Current liabilities with a total of $5,303K as of September 30, 2024, include accounts payable of $1,818K with aging as per below and related parties amounting to $203K.

Accounts Payables Ageing	September 30, 2024 (Not Reviewed) (U.S. dollars in thousands)

0-30 days	93
31-60 days	44
61-90 days	30
+90 days	1,651
Total	1,818

Related Parties Payable

	September 30, 2024	December 31, 2023
	(U.S. dollars in thousands)
Ilustrato Pictures International Inc.	217	0
Related parties payable due to previous CEO	(14)	193
Total	203	193

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

Details of Convertible notes/Debentures outstanding as of September 30, 2024:

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

Options and Warrants

In accordance with ASC 470, warrants have been classified as a liability and recorded at their exercise price. The Company had 26,552 issued warrants as of September 30, 2024:

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

From January 1, 2024, to September 30, 2024, we made the following issuances:

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

On February 7, 2024, 80,698 shares of Series A stocks held by 1800 Diagonal Lending LLC were cancelled as were fully redeemed and returned to treasury.

On February 7, 2024, we issued 2,857,142 common stocks to Cameron Canzellarini pursuant to a Share Purchase Agreement dated December 12, 2023, for an aggregate purchase price of $50,000.

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

On July 05, 2024, we issued 15,000 shares of Pref B stock to Louise Bennett pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $151,000

On July 05, 2024, we issued 35,000 shares of Pref B stock to Nicolas Link pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $353,500

On July 05, 2024, we issued 4,580 shares of Pref B stock to Narinder Chadha pursuant to a loan agreement with Bright Concept Detection & Protection System LLC, with a fair market value of $46,258

On July 05, 2024, we issued 10,000 shares of Pref B stock to Jason Brown pursuant to a consultancy agreement dated January 5, 2023, with a fair market value of $101,000

NOTE 10 – SUBSEQUENT EVENTS

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

Overview

SAML is a Nevada Corporation that is majority-owned by ILUS. SAML functions as the Emergency & Response subsidiary of ILUS and provides strategic management oversight to its operating businesses, which includes but is not limited to, financial and administrative management, sales, marketing, and human resources support.

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

As a result of these transactions, the Company is now focused on the public safety and emergency response sector. Historically, the company has evolved out of the emergency response sector mainly through developing and manufacturing Emergency Services products, including Emergency Response vehicles, Special Vehicle conversions, Commercial EVs, and IoT Technology. The Company also intends to acquire complementary companies with disruptive technology, strong management, and potential for rapid growth that may benefit from our other group companies' cross-pollination of territories, products, and skills.

As a result of these transactions the results of Operations for the three and nine months ended September 30, 2023, are comparing the results of the legacy luggage business with Emergency Response Technologies for the three and nine months ended September 30, 2024.

Planned Developments

In the final quarter of 2024, the Company will allocate resources to its operating subsidiaries in a continued effort to increase efficiency, drive increased sales, and positively impact its financial results.

Results of Operations for the Nine & Three months ended September 30, 2024, and September 30, 2023

Revenue

The Company generated revenues through the sale and distribution of smart luggage products and following the aforementioned change in business direction, through the sale of public safety and emergency response products and services. Revenues during the nine months ended September 30, 2024, totaled $26,94k compared to $358k for the nine months ended September 30, 2023. The increase in the total revenue is due to the acquisitions.

The Company generated revenues through the sale and distribution of smart luggage products and following the aforementioned change in business direction, through the sale of public safety and emergency response products and services. Revenues during the three months ended September 30, 2024, totaled $666k compared to $9k for the three months ended September 30, 2023. The increase in the total revenue is due to the acquisitions.

Costs of Sales

Costs of sales consist of the purchase of raw materials, the cost of production and labor. Cost of revenues during the nine months ended September 30, 2024, totaled $1,803k compared to $203K for the nine months ended September 30, 2023. The increase in the costs due to the acquisitions.

Costs of sales consist of the purchase of raw materials, the cost of production and labor. Cost of revenues during the three months ended September 30, 2024, totaled $404k compared to $17K for the three months ended September 30, 2023. The increase in the costs due to the acquisitions.

Gross Profit

During the nine months ended September 30, 2024, Gross Profit totaled $891K, representing a Gross Profit margin of 33%. During the nine months ended September 30, 2023, Gross Profit totaled $155K.

During the three months ended September 30, 2024, Gross Profit totaled $262K, representing a Gross Profit margin of 39%. During the three months ended September 30, 2023, Gross loss totaled $8K.

Operating Expenses

Operating expenses totaled $3,033K during the nine months ended September 30, 2024, compared to $541K during the nine months ended September 30, 2023. The increase in operating expenses is due to acquisitions.

Operating expenses totaled $1,145K during the three months ended September 30, 2024, compared to $81K during the three months ended September 30, 2023. The increase in operating expenses is due to acquisitions.

Net Profit/Loss

Company realized a net loss of $2,153K for the nine months ended September 30, 2024, as compared to a net loss of $876K for the nine months ended September 30, 2023.

Company realized a net loss of $900K for the three months ended September 30, 2024, as compared to a net loss of $687K for the three months ended September 30, 2023.

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

As of September 30, 2024, the Company had $102K of cash, total current assets of $3,785K and total current liabilities of $5,303K creating a working capital deficit of $1,518K. As of December 31, 2023, the Company had $12K of cash, total current assets of $12K, and total current liabilities of 2,064K, creating a working capital deficit of $2,052K.

The working capital deficit was mainly attributable to a change in business acquisitions and legacy receivables from subsidiaries transferred from ILUS to SAML with the acquisition of the subsidiaries collectively called Emergency Response Technologies as well as the conversion of notes.

Net cash generated from operating activities was $(635)K for the nine months ended September 30, 2024, as compared to cash used in operating activities of $(117)K for the nine months ended September 30, 2023. The Company generates cash through revenue and uses cash for general and administrative expenses and other working capital purposes.

Net cash used in investing activities was $9,784K for the nine months ended September 30, 2024, as compared to cash used in investing activities of $0 for the nine months ended September 30, 2023. The Company’s primary uses of cash have been for acquisition of the subsidiary collectively known as Emergency Response Technologies.

Net cash in from finance activities was $10,509K for the nine months ended September 30, 2024, as compared to cash finance activities of $(16)K, for the nine months ended September 30, 2023. The Company primarily generated cash from issuance of shares and loans.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15f and 15d-15f under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
4.1*	Convertible Promissory Note, dated April 3, 2024, with Enza International Ltd.
4.2*	Convertible Promissory Note, dated April 3, 2024, with Mechtech Industrial Ltd.
4.3*	Convertible Promissory Note, dated March 12, 2024, with 1800 Diagonal Lending LLC
4.4*	Convertible Promissory Note, dated May 9, 2024, with 1800 Diagonal Lending LLC
4.5*	Convertible Promissory Note, dated June 21, 2024, with 1800 Diagonal Lending LLC
10.1*	Assignment Agreement, dated as of January 3, 2024, ILUS International Inc. and YAII PN, Ltd. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.2*	Reissuance of note, dated as of January 5, 2024, Enza International Ltd. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.3*	Stock Purchase Agreement, dated as of January 12, 2024, Kyle Edward Comerford. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.4*	Convertible Promissory Note, dated as of January 23, 2024, 1800 Diagonal Lending LLC. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.5*	Stock Purchase Agreement, dated as of January 31, 2024, Cameron Canzellarini. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
10.6*	Stock Purchase Agreement, dated as of February 23, 2024, ILUS International Inc. (incorporated by reference into the Company’s Form 10-k filed with the United States Securities and Exchange Commission on April 2, 2024)
31.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*	Provided Previously

**	Provided Herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAMSARA LUGGAGE, INC.

Date:	November 19, 2024

By:	/s/ John-Paul Backwell
John-Paul Backwell
Title:	Chief Executive Officer (principal executive and principal accounting and financial officer)